Form 10-Q
period 1994-03-31
GREEN A P INDUSTRIES INC
filed 1994-05-06
CIK 826619

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.   20549

                         _______________

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                         _______________


For the quarter ended March 31, 1994  Commission File No. 0-16452

                  A. P. GREEN INDUSTRIES, INC.
     (Exact name of registrant as specified in its charter)


          Delaware                               43-0899374
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

  Green Boulevard, Mexico, Missouri                 65265
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:  (314) 473-3626

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of May 6, 1994, 4,027,282 shares of Common Stock, $1 par value, were outstanding.

A. P. GREEN INDUSTRIES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

                                         March 31,  December 31,
                                           1994        1993
(Dollars in thousands, except per share data)

ASSETS

  Current Assets
     Cash and cash equivalents           $ 11,713    $ 16,331
     Receivables (net of allowances -
       1994, $1,011; 1993, $1,198)         22,639      26,873
     Reimbursement due on paid asbestos
      claims                                8,174       5,929
     Inventories                           27,856      25,735
     Projected insurance recovery on
       asbestos claims                     36,837      35,779
     Deferred income tax benefit            4,072       4,493
     Other                                  1,916       1,811
       Total current assets               113,207     116,951

  Property, plant and equipment, net       80,505      81,474
  Non-current projected insurance
    recovery on asbestos claims           118,333     130,646
  Other assets                             10,203      10,243

Total assets                             $322,248    $339,314

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                     $  8,706    $ 12,691
    Accrued expenses
      Payrolls                              3,774       4,342
      Taxes other than on income              900       1,161
      Current portion of projected
        asbestos claims                    37,812      36,754
      Other                                 7,027       7,668
    Current maturities of long-term debt      128         123
    Income taxes                              510         601
       Total current liabilities           58,857      63,340

  Deferred income taxes                    15,009      15,538
  Long-term non-pension benefits           14,606      14,123
  Long-term debt                           12,126      12,160
  Projected asbestos claims               120,779     133,223

       Total liabilities                  221,377     238,384

  Stockholders' Equity
    Preferred stock - $1 par value;
     authorized: 2,000,000 shares;
     issued and outstanding: none           ---         ---
    Common stock - $1 par value;
     authorized: 10,000,000 shares;
     issued: 4,475,629 in 1994 and
     4,459,129 in 1993                      4,476       4,459
    Additional paid-in capital             72,741      72,492
    Retained earnings                      43,746      43,800
    Less: Deferred currency translation    (2,583)     (2,301)
          Treasury stock of 448,347
           shares, at cost                 (9,003)     (9,003)
          Note receivable - ESOT           (8,491)     (8,491)
          Deferred compensation-restricted
           stock                              (15)        (26)

       Total stockholders' equity         100,871     100,930

Total liabilities and stockholders'
  equity                                 $322,248    $339,314

See accompanying notes to consolidated financial statements.

A. P. GREEN INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)


(Dollars in thousands,               Three months ended March 31,
except per share data)                      1994         1993

Net sales                                $  37,503   $  39,505

Cost of sales                               31,397      31,666

  Gross profit                               6,106       7,839

Expenses and other income

  Selling & administrative expenses          5,969       6,016

  Interest expense                             263         265

  Interest income                             (318)       (288)

  Other income, net                           (353)       (262)

   Earnings before taxes and cumulative
     effect of an accounting change            545       2,108

Income tax expense                             109         774

   Earnings before cumulative effect of
     an accounting change                      436       1,334

Cumulative effect of an accounting change
  Postemployment benefits, net of tax         (255)        -

   Net earnings                          $     181   $   1,334

Earnings per common share before
 cumulative effect of an accounting
 change                                  $    0.11   $    0.33

Cumulative effect of an accounting change
  Postemployment benefits, net of tax        (0.06)        -

Net earnings per common share            $    0.05   $    0.33

Weighted average number of
 common shares                           4,017,265   4,010,782

Dividends per common share               $    0.06   $     -


See accompanying notes to consolidated financial statements.

A. P. GREEN INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                       Three Months Ended March 31,
(Dollars in thousands)                        1994      1993

Cash flows from operating activities

  Net earnings                              $   181   $ 1,334

  Adjustments for items not requiring cash
   Cumulative effect of an accounting change-
    Postemployment benefits, net of tax         255       -
   Depreciation, depletion, and amortization  1,994     1,906
   Deferred compensation                         11        23
   Stock compensation to directors               28       -
   Provision for losses on accounts receivable   17        75
   Loss (gain) on sale of assets                (43)       17

  Decrease (increase) in assets
   Trade receivables                          4,216       804
   Asbestos claim and fee reimbursements
    received                                 11,255     7,283
   Inventories                               (2,120)     (721)
   Receivable and prepaid taxes                  96       -
   Other current assets                        (201)      (78)

  Increase (decrease) in liabilities
   Accounts payable and accrued expenses     (5,455)     (237)
   Asbestos claims paid                     (13,631)   (9,083)
   Income taxes                                 (91)      349
   Deferred income taxes                         39       203
   Long-term non-pension benefits                81        56

  Net cash from (used in) operating
   activities                                (3,368)    1,931

Cash flows from investing activities

  Capital expenditures                       (1,050)     (482)
  Decrease in other long-term assets            145       120
  Increase in pension assets                   (104)     (276)
  Proceeds from sales of assets                  46         5

  Net cash used in investing activities        (963)     (633)

Cash flows from financing activities

  Payment of debt                               (29)      (38)
  Dividends paid                               (242)      -
  Exercised stock options                       238       -
  Tax benefit on dividends paid to ESOP           7       -
  Tax effect on stock plan                      -         (59)

  Net cash used in financing activities         (26)      (97)

Effect of exchange rate changes                (261)      (36)

Net increase (decrease) in cash and cash
  equivalents                                (4,618)    1,165

Cash and cash equivalents at beginning
  of year                                    16,331     7,118

Cash and cash equivalents at end of
  period                                    $11,713   $ 8,283


See accompanying notes to consolidated financial statements.

A. P. GREEN INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  MANAGEMENT'S COMMENTS REGARDING ADJUSTMENTS AND RESULTS OF
    OPERATIONS

     In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal and recurring nature necessary for a fair presentation of the financial position and results of operations for the periods presented.
These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1993. The results for the quarter ended March 31, 1994 are not necessarily indicative of the results which may occur for the full year.

2.  INVENTORIES

                            March 31, 1994   December 31, 1993

Finished goods &
 work-in-process
  Valued at LIFO:
    FIFO cost                  $ 26,171          $25,150
    Less LIFO reserve           (13,859)         (14,003)

      LIFO cost                  12,312           11,147
  Valued at FIFO                  4,634            3,935

    TOTAL                        16,946           15,082

Raw materials and supplies
  Valued at LIFO:
    FIFO cost                    10,763           11,017
    Less LIFO reserve            (5,330)          (5,431)

      LIFO cost                   5,433            5,586
  Valued at FIFO                  5,477            5,067

    TOTAL                        10,910           10,653

                                $27,856          $25,735

3.  CHANGES IN METHOD OF ACCOUNTING

Postemployment Benefits

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," in November 1992. The standard requires application of the accrual method of accounting to all benefits provided to former or inactive employees, their beneficiaries and covered dependents, subsequent to their employment by the Company and prior to retirement, rather than recognizing these expenses as they are paid. Effective January 1, 1994, the Company adopted this standard and recognized the projected benefit obligation relating to short-term and long-term disability benefits as a cumulative effect of an accounting change, reducing net income by $255,000, or $.06 per share. The annual incremental expense is not expected to be material.

Projected Asbestos Claims and Insurance Reimbursements

     In prior years, the Company reported its projected asbestos claims and projected insurance reimbursements relating to such claims net within accrued liabilities. With the issuance of FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," the Company has determined that the amounts should be reported gross rather than net. As such, the consolidated statements of financial position and cash flows as of March 31, 1994 reflect both the gross projected liability for asbestos claims and gross projected insurance reimbursements related to those claims on a current and non-current basis. The consolidated statements of financial position and cash flows as of December 31, 1993 have been restated to be consistent with the 1994 presentation. There was no impact on operating results of either period as a result of this "grossed-up" presentation.

4.  LITIGATION

Asbestos-related claims - Personal Injury

     A. P. Green is among numerous defendants in lawsuits pending as of March 31, 1994 that seek to recover compensatory, and in many cases, punitive damages for personal injury allegedly resulting from exposure to asbestos-containing products manufactured, sold or installed by A. P. Green.

     A. P. Green is a member of the Center for Claims Resolution (the Center), an organization of twenty companies (Members) who were formerly distributors or manufacturers of asbestos-containing products. The Center administers, evaluates, settles, pays and defends all of the asbestos-related personal injury lawsuits involving its Members. Under the terms of the Center Agreement, each Member's portion of the liability payments and defense costs are based upon, among other things, the number and type of claims brought against it. Claims activity for each of the years ended December 31, 1993 and 1992 was as follows:
_________________________________________________________________

                                              1993       1992
_________________________________________________________________

Claims pending at January 1                  50,007     38,681
Claims filed                                 26,100     19,767
Cases settled, dismissed or
        otherwise resolved                  (23,985)    (8,441)

  Claims pending at December 31              52,122     50,007

  Average settlement amount per claim(1)     $1,728     $1,875
_________________________________________________________________

(1) Substantially all settlements are covered by the Company's insurance program.

     On January 15, 1993, the Members were named as defendants in a class action lawsuit pursuant to Federal Rule of Civil Procedure 23(b)(3) in the Federal District Court for the Eastern District of Pennsylvania brought on behalf of all persons who have been occupationally exposed to asbestos-containing products of the Members and who have not filed suite against any Member for such exposure (the Class). At about the same time, the Center negotiated and filed with the Court a settlement (the Settlement) between the Members and the Class. Under the terms of the Settlement, the Members have agreed to pay compensation to any member of the Class who has, according to objective medical criteria, physical impairment as a result of such exposure. Different levels of compensation will be paid depending on the type and degree of physical impairment. No punitive damages will be paid. The Settlement provides, among other things, for a cap on the number of claims to be processed each year during the next ten years and a range of settlement values for each disease category. Settlement values are based on historical average payments by the Center for similar cases. Each Member will be responsible for its percentage share of each claim payment (no joint and several liability), such shares having been previously negotiated among the Members. The Settlement does not become operative until it has received appropriate court approval. In accordance with Rule 23, the Court ordered that appropriate notice be given to the Class. Hearings have been held to determine the fairness of the Settlement. Rulings from these hearings have not yet been made.

     In a third party action filed simultaneously with the class action, the Members have asked for a declaratory judgment against their respective insurers that such insurers cannot use the Settlement as a defense to their payment under applicable policies of insurance. The Settlement is expressly contingent upon such declaratory relief. In addition, some Members, including A. P. Green, have asked for a declaratory judgment against their insurers with whom they have not reached coverage resolutions.

     Under the assumption that it receives these court approvals, the Settlement has provided the Company with a basis for estimating its potential liability and related insurance recovery associated with asbestos cases. The Company has reviewed its policies of insurance, historical settlement amounts, the number of pending cases and the projected number of claims to be filed pursuant to the Settlement and the Company's share of amounts to be paid thereunder. The Company has also reviewed its contractual liability for the payment of deductibles under insurance policies defending asbestos cases brought against a former subsidiary.
Based upon such reviews, the Company has estimated and recorded its liability for such cases and claims as well as its projected insurance reimbursements related to such claims. While management understands the inherent uncertainty in litigation of this type and the possibility that past costs may not be indicative of future costs, management does not believe that these claims and cases will have any additional material adverse effect on the Company's consolidated financial position or results of operations. Management anticipates that payments for these claims will occur over at least ten years and can be made from normal operating cash sources.

     In addition to asbestos-related personal injury claims asserted against A. P. Green, a number of claims have been asserted against Bigelow-Liptak Corporation (now known as A. P. Green Services, Inc.), a subsidiary of the Company. These claims have been and are currently being handled by such subsidiary's insurance carriers. No claim for reimbursement of defense or indemnity payments has been made against the Company or such subsidiary by any such carriers.

     The Company is also contractually liable to The E. J. Bartells Company (Bartells), a former subsidiary, for deductible amounts on certain insurance policies insuring Bartells against asbestos-related personal injury claims issued when it was owned by A. P. Green. The Company has estimated the amounts of such deductibles and provision for such estimate was made in the Company's 1992 financial statements.

Asbestos-related claims-Property Damage

     A. P. Green is also among numerous defendants in a property damage class action suit pending in South Carolina. A. P. Green previously has been dismissed from a number of property damage cases and believes that it should be dismissed from the South

Carolina case based on the end uses of its products. A similar suit pending in the State of Oregon involves a former wholly owned subsidiary of the Company and is being defended by the Company's insurance carrier. Based upon the Company's history in these asbestos-related property damage claims, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

Environmental

     In the third quarter of 1993, the United States Environmental Protection Agency (EPA) filed a lawsuit against the Company in the Federal District Court for the Northern District of Oklahoma alleging violations of the Clean Water Act at the Company's Pryor, Oklahoma facility. The alleged violations involved discharges without a permit. After discussions, an agreement in principle to settle the matter has been reached between the Company and the EPA and Department of Justice. Under the terms of the agreement in principle, the Company paid a civil penalty in the amount of $450,000, expense for which was recognized in prior periods.

     The EPA or other private parties have named the Company or one of its subsidiaries as a potentially responsible party in connection with three superfund sites in the United States. The Company is a de minimis party with respect to two of the sites and expects to arrive at settlement agreements with respect to them for amounts of not more than $10,000 per site. With respect to the third, involving a wholly owned subsidiary of the Company, there does not appear to be any evidence of delivery to the site of hazardous material by the subsidiary. An estimate has been made of the costs to be incurred in these matters and the Company has recorded a reserve respecting those costs.

Other

     A. P. Green is subject to numerous claims and lawsuits that arise in the ordinary course of business, some of which seek damages in substantial amounts, including punitive or extraordinary damages. Reserves for these claims and lawsuits have been recorded to the extent that losses are deemed probable and are estimable.

     Although the ultimate outcome of these claims and lawsuits cannot be accurately predicted and liabilities in indeterminate amounts may be imposed on A. P. Green, it is the opinion of management that the disposition of such claims and lawsuits will not have a material adverse effect on the consolidated financial position or results of operations of A. P. Green.

A. P. GREEN INDUSTRIES, INC.

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     Total sales decreased 5.1% from $39.5 million for the three months ended March 31, 1993 to $37.5 million for the comparable
1994 three-month period. Gross profit declined 22.1% from $7.8 million to $6.1 million for the comparable periods.

Refractory Products and Services

     Refractory products and services sales were $30.8 million and $29.1 million for the three-month periods ended March 31, 1993 and 1994, respectively, reflecting a decrease of 5.4%. This decrease occurred primarily in the United States, where refractory sales were down $1.7 million, or 6.2%, from 1993 levels. Sales volumes and prices increased 2.9% and 3.8%, respectively, on U.S. specialties. Volumes declined on all other U.S. product lines due to severe weather conditions in the northeastern states and reduced operating rates of the Company's aluminum customers, resulting in an 8.3% overall volume decrease. Ceramic fiber prices improved 6.2%, while brick pricing was unchanged.

     Sales of the Canadian subsidiary improved from $2.6 million for the three-month period ended March 31, 1993 to $2.9 million for the comparable 1994 period, a 12.9% increase. This increase was due to volume improvements across all product lines, while prices were unchanged from first quarter 1993 levels. A pre-tax reserve of approximately $315,000 was established for the cost of Canadian personnel reductions made during the first quarter, resulting in a pre-tax loss of $63,000 compared to earnings of $131,000 during the first quarter of 1993.

     Sales of the United Kingdom (U.K.) subsidiary declined 7.4% from $1.5 million to $1.4 million due to continuing weakness in the U.K. market. This sales decline resulted in a pre-tax loss of $52,000 in the first quarter of 1994 compared to a $36,000 loss in the comparable 1993 period.

     Cost of sales as a percentage of sales increased from 80.4% to 83.2% for the three months ended March 31, 1993 and 1994, respectively. This increase was primarily due to the $315,000 reserve for personnel reductions in Canada and unfavorable brick breakage variances in the U.S. during 1994 compared to favorable variances in 1993. Also contributing to the cost increase were higher U.S. pension costs due to plan benefit changes, increased group insurance costs and a lower favorable LIFO inventory cost adjustment in 1994 compared to 1993, partially offset by reduced casualty insurance costs and reversal of a portion of the U.S. reorganization reserve established in prior periods. Refractory operating profits declined 51.1% from $2.4 million to $1.2 million in 1993 and 1994, respectively. Results from both U.S. and Canadian refractory operations improved significantly in March over the first two months of the quarter and the March results are expected to be more reflective of trends for the immediate future.

Industrial Lime

     Industrial lime sales declined 4.2% from $8.8 million to $8.5 million for the respective first quarters of 1993 and 1994, due primarily to the curtailment of production at the Kimballton, Virginia plant for several days as a result of severe weather conditions. Volumes decreased across all product lines at both plants with the exception of the steel and aluminum markets at the New Braunfels, Texas facility. Average selling prices increased 2.3% for the comparable periods, with increases coming from all product lines with the exception of hydrate at the Kimballton plant.

     The gross margins of the Company's industrial lime operations are sensitive to volume changes due to the capital intensive nature of the operations and semi-fixed nature of other costs. As a result of the sales decline, gross profit and operating profit decreased 32.2% and 36.0%, respectively. Also contributing to this decline were increased depreciation expense and unfavorable production variances at both plants due to the previously mentioned production curtailment at the Kimballton plant and downtime at the New Braunfels plant related to the installation of a new kiln preheater and dust collection system, partially offset by lower processing fuel costs at both facilities. As with the U.S. and Canadian refractory operations, March results for industrial lime showed significant improvement and are expected to be more indicative of trends for the immediate future.

Expenses and Other Income

     Selling and administrative expenses were level at $6.0 million for both three-month periods. A decrease in salary costs and investment plan expenses and reduced provisions for doubtful accounts were offset by increased sales promotion expenses.

     Interest expense decreased slightly from 1993 to 1994, with no bank line borrowings during the first quarter of either period. Interest income for the first quarter of 1994 increased 10.3% from the comparable 1993 period due to increased funds available for investing. Other income increased 34.5% for the comparable three-month periods primarily due to a gain on the sale of land during the first quarter of 1994 and transaction gains on U.S. dollar denominated accounts at the Canadian subsidiary compared to losses during the first quarter of 1993. The Company and its Canadian and U.K. subsidiaries typically transact business in their own currencies and accordingly are not subject to significant transaction gains and losses.

Income Taxes

     The 20.0% effective income tax rate in 1994 as compared to 36.7% in 1993 is primarily due to depletion expense at APG Lime which, at the lower earnings level, has a more pronounced effect on the effective income tax rate.

Accounting Changes

     The cumulative effect of adopting the Financial Accounting
Standards Board Statement No. 112, "Employers' Accounting for
Postemployment Benefits," further reduced 1994 net income by $255,000, or $.06 per share.

                        INDUSTRY SEGMENTS
                         (In thousands)

                                    Three Months Ended March 31,
                                           1994       1993

Net Sales

Refractory products and services        $ 29,084    $ 30,761
Industrial lime                            8,469       8,840
Intersegment eliminations                    (50)        (96)

                                        $ 37,503    $ 39,505
Gross Profit

Refractory products and services        $  4,887    $  6,040
Industrial lime                            1,219       1,799

                                        $  6,106    $  7,839
Gross Profit Percentage

Refractory products and services            16.8%       19.6%
Industrial lime                             14.4%       20.4%

                                            16.3%       19.8%
Operating Profit

Refractory products and services        $  1,193    $  2,439
Industrial lime                              928       1,450

                                           2,121       3,889
Other Charges to Income

General corporate expenses, net            1,631       1,804
Interest expense                             263         265
Interest income                             (318)       (288)

  Total other charges                      1,576       1,781

Earnings Before Income Taxes
 and Cumulative Effect of an
 Accounting Change                      $    545    $  2,108

Identifiable Assets (at period end)

Refractory products and services        $260,484    $279,800
Industrial lime                           45,848      44,486
Corporate                                 15,916      12,779

                                        $322,248    $337,065

                                     Three Months Ended March 31,
                                           1994        1993


Depreciation and Depletion

Refractory products and services        $  1,050    $  1,075
Industrial lime                              707         602
Corporate                                    237         229

                                        $  1,994    $  1,906

Capital Expenditures

Refractory products and services        $    217    $    248
Industrial lime                              506          44
Corporate                                    327         190

                                        $  1,050    $    482

                       GEOGRAPHIC SEGMENTS
                         (In thousands)

                                    Three Months Ended March 31,
                                          1994        1993


Net Sales

United States                           $ 34,437    $ 36,513
Canada                                     2,942       2,607
United Kingdom                             1,382       1,493
Intersegment transfers (primarily U.S.)   (1,258)     (1,108)

                                        $ 37,503    $ 39,505

Earnings (Loss) Before Income Taxes
 and Cumulative Effect of an
 Accounting Change

United States                           $    660    $  2,013
Canada                                       (63)        131
United Kingdom                               (52)        (36)

                                        $    545    $  2,108

Identifiable Assets (at period end)

United States                           $295,551    $313,220
Canada                                     7,861       7,925
United Kingdom                             2,920       3,141
Corporate                                 15,916      12,779

                                        $322,248    $337,065

                      PRICE/VOLUME SUMMARY
                    1994 AS COMPARED TO 1993
                   PERCENT INCREASE (DECREASE)


                                                  Three
                                                  Months
                                                  Ended


U.S. Refractory Products Sales

  Volume                                          (8.3)%

  Price                                            1.7

Industrial Lime Sales

  Volume                                          (6.4)

  Price                                            2.3

FINANCIAL CONDITION

     The Company's balance sheet and cash flow remain strong.

                       Summary Information
                     (Dollars in thousands)

                                   March 31,        December 31,
                               1994        1993         1993

Working capital             $ 54,350    $ 48,007      $ 53,611

Current ratio                  1.9:1       1.8:1         1.8:1

Total assets                $322,248    $337,065      $339,314

Current maturities of
 long-term debt                  128         111           123

Long-term debt                12,126      12,256        12,160

Stockholders' equity        $100,871    $ 95,996      $100,930

Debt to total
 capitalization(1)             10.8%       11.4%         10.8%


     (1) Calculated as total Debt (long-term debt including current maturities) divided by total stockholders' equity plus total Debt.

     The working capital increase of $6.3 million from March 31, 1993 to March 31, 1994 was due to a decrease in the worker's compensation, general liability and group health insurance reserves and increases in cash and reimbursement due on paid asbestos claims, partially offset by a reduction in trade receivables due to improved collections and lower sales in the first quarter of 1994 compared to 1993.

SUBSEQUENT EVENTS

     On April 18, 1994, the Company entered into a letter of intent to acquire all of the refractory assets of General Refractories Company. These operations include nine plants in the U.S., one plant in Canada and a 49% interest in a profitable Colombian refractory operation. The transaction is subject to the negotiation and execution of a definitive agreement between the parties and appropriate governmental and regulatory approvals and due diligence by the Company. Closing of the transaction is planned for early in the third quarter of 1994.

A. P. GREEN INDUSTRIES, INC.

PART II.  OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:  None.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended March 31, 1994.

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  A. P. Green Industries, Inc.
                                           (Registrant)



                                  By:  /s/Gary L. Roberts
                                          Gary L. Roberts

                                  Vice President, Chief Financial
                                    Officer and Treasurer


Date:  May 6, 1994