Form 10-Q
period 1994-06-30
GREEN A P INDUSTRIES INC
filed 1994-08-05
CIK 826619

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549

                                 _______________

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 _______________


For the quarter ended June 30, 1994                  Commission File No. 0-16452

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of August 4, 1994, 4,027,282 shares of Common Stock, $1 par value, were outstanding.

A. P. GREEN INDUSTRIES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

                                                June 30,  December 31,
                                                  1994        1993
(Dollars in thousands, except per share data)

ASSETS

  Current Assets
     Cash and cash equivalents                 $  5,923    $ 16,331
     Receivables (net of allowances -
       1994, $1,040; 1993, $1,198)               26,411      26,873
     Reimbursement due on paid asbestos
      claims                                     11,736       5,929
     Inventories                                 30,163      25,735
     Projected insurance recovery on
       asbestos claims                           36,837      35,779
     Deferred income tax benefit                  3,941       4,493
     Other                                        2,238       1,811
       Total current assets                     117,249     116,951

  Property, plant and equipment, net             80,839      81,474
  Non-current projected insurance
    recovery on asbestos claims                 114,620     130,646
  Other assets                                   10,246      10,243

Total assets                                   $322,954    $339,314

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                           $ 11,938    $ 12,691
    Accrued expenses
      Payrolls                                    4,026       4,342
      Taxes other than on income                  1,089       1,161
      Current portion of projected
        asbestos claims                          37,812      36,754
      Other                                       7,229       7,668
    Current maturities of long-term debt            131         123
    Income taxes                                    411         601
       Total current liabilities                 62,636      63,340

  Deferred income taxes                          14,991      15,538
  Long-term non-pension benefits                 14,788      14,123
  Long-term debt                                 12,091      12,160
  Non-current projected asbestos claims         116,428     133,223

       Total liabilities                        220,934     238,384

  Stockholders' Equity
    Preferred stock - $1 par value;
     authorized: 2,000,000 shares;
     issued and outstanding: none                 ---         ---
    Common stock - $1 par value;
     authorized: 10,000,000 shares;
     issued: 4,475,629 in 1994 and
     4,459,129 in 1993                            4,476       4,459
    Additional paid-in capital                   72,738      72,492
    Retained earnings                            44,868      43,800
    Less: Deferred currency translation          (2,559)     (2,301)
          Treasury stock of 448,347
           shares, at cost                       (9,003)     (9,003)
          Note receivable - ESOT                 (8,491)     (8,491)
          Deferred compensation-restricted
           stock                                     (9)        (26)

       Total stockholders' equity               102,020     100,930

Total liabilities and stockholders'
  equity                                       $322,954    $339,314

See accompanying notes to consolidated financial statements.

A. P. GREEN INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)


(Dollars in thousands,                Three months ended June 30,
except per share data)                      1994         1993

Net sales                                $  40,849   $  41,053

Cost of sales                               33,397      32,241

  Gross profit                               7,452       8,812

Expenses and other income

  Selling & administrative expenses          5,776       6,355

  Interest expense                             257         267

  Interest income                             (325)       (279)

  Other income, net                           (247)       (266)

   Earnings before taxes                     1,991       2,735

Income tax expense                             635         959

Net earnings                                 1,356       1,776

Net earnings per common share            $    0.34   $    0.44

Weighted average number of
 common shares                           4,027,282   4,010,782

Dividends per common share               $    0.06   $     -



See accompanying notes to consolidated financial statements.

A. P. GREEN INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)


(Dollars in thousands,                 Six months ended June 30,
except per share data)                      1994         1993

Net sales                                $  78,352   $  80,558

Cost of sales                               64,794      63,907

  Gross profit                              13,558      16,651

Expenses and other income

  Selling & administrative expenses         11,745      12,372

  Interest expense                             520         533

  Interest income                             (643)       (567)

  Other income, net                           (600)       (529)

   Earnings before taxes and cumulative
     effect of an accounting change          2,536       4,842

Income tax expense                             744       1,732

   Earnings before cumulative effect of
     an accounting change                    1,792       3,110

Cumulative effect of an accounting change
  Postemployment benefits, net of tax         (255)        -

   Net earnings                          $   1,537   $   3,110

Earnings per common share before
 cumulative effect of an accounting
 change                                  $    0.44   $    0.77

Cumulative effect of an accounting change
  Postemployment benefits, net of tax        (0.06)        -

Net earnings per common share            $    0.38   $    0.77

Weighted average number of
 common shares                           4,022,301   4,010,782

Dividends per common share               $    0.12   $     -


See accompanying notes to consolidated financial statements.

A. P. GREEN INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                            Six Months Ended June 30,
(Dollars in thousands)                            1994      1993

Cash flows from operating activities

  Net earnings                                  $ 1,537   $ 3,110

  Adjustments for items not requiring cash
   Cumulative effect of an accounting change-
    Postemployment benefits, net of tax             255       -
   Depreciation, depletion, and amortization      3,915     3,814
   Deferred compensation                             17        34
   Stock compensation to directors                   28       -
   Provision for losses on accounts receivable       94       186
   Loss (gain) on sale of assets                     (6)       19

  Decrease (increase) in assets
   Trade receivables                                368    (1,213)
   Asbestos claim and fee reimbursements
    received                                     14,969    14,090
   Inventories                                   (4,428)   (1,915)
   Receivable and prepaid taxes                     228       -
   Other current assets                            (655)     (269)

  Increase (decrease) in liabilities
   Accounts payable and accrued expenses         (1,580)    1,247
   Asbestos claims paid                         (21,544)  (16,787)
   Income taxes                                    (190)       87
   Deferred income taxes                            152       307
   Long-term non-pension benefits                   263       276

  Net cash from (used in) operating
   activities                                    (6,577)    2,986

Cash flows from investing activities

  Capital expenditures                           (3,339)   (1,700)
  Decrease (increase) in other long-term assets     227      (258)
  Increase in pension assets                       (231)     (540)
  Proceeds from sales of assets                      48         9

  Net cash used in investing activities          (3,295)   (2,489)

Cash flows from financing activities

  Payment of debt                                   (61)      (67)
  Dividends paid                                   (483)      -
  Exercised stock options                           237       -
  Tax benefit on dividends paid to ESOP              15       -
  Tax effect on stock plan                           (3)      (59)

  Net cash used in financing activities            (295)     (126)

Effect of exchange rate changes                    (241)      (57)

Net increase (decrease) in cash and cash
  equivalents                                   (10,408)      314

Cash and cash equivalents at beginning
  of year                                        16,331     7,118

Cash and cash equivalents at end of
  period                                        $ 5,923   $ 7,432


See accompanying notes to consolidated financial statements.

A. P. GREEN INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   MANAGEMENT'S COMMENTS REGARDING ADJUSTMENTS AND RESULTS OF OPERATIONS

     In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal and recurring nature necessary for a fair presentation of the financial position and results of operations for the periods presented. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1993. The results for the quarter ended June 30, 1994 are not necessarily indicative of the results which may occur for the full year.

2.   INVENTORIES

                                     June 30, 1994     December 31, 1993

     Finished goods & work-in-process
       Valued at LIFO:
         FIFO cost                      $ 26,394            $25,150
         Less LIFO reserve               (13,721)           (14,003)

           LIFO cost                      12,673             11,147
       Valued at FIFO                      5,432              3,935

         TOTAL                            18,105             15,082

     Raw materials and supplies
       Valued at LIFO:
         FIFO cost                        11,767             11,017
         Less LIFO reserve                (5,457)            (5,431)

           LIFO cost                       6,310              5,586
       Valued at FIFO                      5,748              5,067

         TOTAL                            12,058             10,653

                                         $30,163            $25,735

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

     Projected Asbestos Claims and Insurance Reimbursements

     In prior years, the Company reported its projected asbestos claims and projected insurance reimbursements relating to such claims net within accrued liabilities. With the issuance of FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," the Company has determined that the amounts should be reported gross rather than net. As such, the consolidated statements of financial position and cash flows as of June 30, 1994 reflect both the gross projected liability for asbestos claims and gross projected insurance reimbursements related to those claims on a current and non-current basis. The consolidated statement of financial position as of December 31, 1993 and the consolidated statement of cash flows as of June 30, 1993 have been restated to be consistent with the 1994 presentation. There was no impact on operating results of either period as a result of this "grossed-up" presentation.

4.   LITIGATION

     Asbestos-related Claims - Personal Injury

     A. P. Green is among numerous defendants in lawsuits pending as of June 30, 1994 that seek to recover compensatory, and in many cases, punitive damages for personal injury allegedly resulting from exposure to asbestos-containing products manufactured, sold or installed by A. P. Green.

     A. P. Green is a member of the Center for Claims Resolution (the Center), an organization of twenty companies (Members) who were formerly distributors or manufacturers of asbestos-containing products. The Center administers, evaluates, settles, pays and defends all of the asbestos-related personal injury lawsuits involving its Members. Under the terms of the Center Agreement, each Member's portion of the liability payments and defense costs are based upon, among other things, the number and type of claims brought against it. Claims activity for the Company for each of the years ended December 31, 1993 and 1992 was as follows:

     ______________________________________________________________________

                                                       1993     1992
     ______________________________________________________________________

     Claims pending at January 1                      50,007    38,681
     Claims filed                                     26,100    19,767
     Cases settled, dismissed or
        otherwise resolved                           (23,985)   (8,441)

       Claims pending at December 31                  52,122    50,007

     Average settlement amount per claim (1)         $ 1,728   $ 1,875
     ______________________________________________________________________

     (1) Substantially all settlements are covered by the Company's insurance program.

     On January 15, 1993, the Members were named as defendants in a class action lawsuit pursuant to Federal Rule of Civil Procedure 23(b)(3) in the Federal District Court for the Eastern District of Pennsylvania brought on behalf of all persons who have been occupationally exposed to asbestos-containing products of the Members and who have not filed suit against any Member for such exposure (the Class). At about the same time, the Center negotiated and filed with the Court a settlement (the Settlement) between the Members and the Class. Under the terms of the Settlement, the Members have agreed to pay compensation to any member of the Class who has, according to objective medical criteria, physical impairment as a result of such exposure. Different levels of compensation will be paid depending on the type and degree of physical impairment. No punitive damages will be paid. The Settlement provides, among other things, for a cap on the number of claims to be processed each year during the next ten years and a range of settlement values for each disease category. Settlement values are based on historical average payments by the Center for similar cases. Each Member will be responsible for its percentage share of each claim payment (no joint and several liability), such shares having been previously negotiated among the Members. The Settlement does not become operative until it has received appropriate court approval. In accordance with Rule 23, the Court ordered that appropriate notice be given to the Class. Hearings have been held to determine the fairness of the Settlement. Rulings from these hearings have not yet been made.

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

     Asbestos-related Claims - Property Damage

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

A. P. GREEN INDUSTRIES, INC.

PART I.        FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1994 COMPARED TO THREE MONTHS ENDED JUNE 30, 1993

     Total sales decreased 0.5% from $41.1 million for the three months ended June 30, 1993 to $40.8 million for the comparable 1994 three-month period. Gross profit declined 15.4% from $8.8 million to $7.5 million for the comparable periods.

Refractory Products and Services

     Refractory products and services sales were unchanged at $32.3 million for each of the three-month periods ended June 30, 1993 and 1994. United States refractory sales were $28.8 million for both three-month periods, with a brick volume decrease of 6.2% offset by volume increases on all
     other product lines.   U.S. specialties prices were flat with 1993 levels
     while brick and ceramic fiber prices declined, resulting in an overall price decrease of 1.2%.

     Sales of the Canadian subsidiary showed continued improvement from $3.1 million for the three-month period ended June 30, 1993 to $3.6 million for the comparable 1994 period, a 14.9% increase. Volumes increased across all product lines with the exception of crucibles, which was unchanged for the comparable quarters, for an overall volume improvement of 20.6%, reflecting increased sales to previous competitors in the Canadian refractory installation business. Price increases for specialties, ceramic fibers and pre-cast shapes were partially offset by declines in brick and crucibles pricing, resulting in an overall price improvement of 3.6%. The higher Canadian sales, as well as cost savings resulting from the restructuring which took place during the first quarter of 1994, generated pre-tax earnings of $280,000, a 241.5% increase over 1993 earnings of $82,000.

     Sales in the United Kingdom (U.K.) declined 14.3% from $1.5 million to $1.3 million due to continuing weakness in the U.K. market. Despite this decrease in sales, continuing cost control efforts in the U.K. narrowed the pre-tax loss to $68,000 in the second quarter of 1994 compared to a $103,000 loss in the comparable 1993 period.

     Cost of sales as a percentage of sales increased from 78.6% to 82.3% for the three months ended June 30, 1993 and 1994, respectively. This increase was primarily due to higher raw material costs, increased group insurance costs and unfavorable brick breakage variances in the U.S. during 1994 compared to favorable variances during 1993. Also contributing to the cost increase were higher U.S. pension costs due to plan benefit changes and no LIFO inventory cost adjustment in the second quarter of 1994 compared to a favorable adjustment in the comparable 1993 period, partially offset by reduced workers' compensation costs. Refractory operating profits declined 30.7% from $3.1 million to $2.2 million in 1993 and 1994, respectively.

Industrial Lime

     Industrial lime sales declined 2.2% from $8.8 million to $8.6 million for the respective second quarters of 1993 and 1994. Volume was mixed, with reductions in hydrate sales at the Kimballton, Virginia plant and road stabilization lime at the New Braunfels, Texas plant partially offset by increases in all other product lines for a net volume reduction of 3.5%. Hydrate prices declined at the Kimballton plant, offset by increases in all other Kimballton product lines, while prices were level at the New Braunfels plant, resulting in a 1.3% overall price increase.

     The gross margins of the Company's industrial lime operations are sensitive to volume changes due to the capital intensive nature of the operations and semi-fixed nature of other costs. As a result of the sales decline, gross profit and operating profit decreased 8.3% and 6.6%, respectively. Also contributing to this decline were increased purchased raw material and group insurance costs, partially offset by reduced workers' compensation costs.

Expenses and Other Income

     Selling and administrative expenses declined 9.1% from $6.4 million in the second quarter of 1993 to $5.8 million for the comparable 1994 period. Reductions in management incentives, travel costs, annual sales meeting costs and professional fees contributed the majority of the decrease.

     Interest expense decreased slightly from 1993 to 1994, with no bank line borrowings during the second quarter of either period. Interest income for the second quarter of 1994 increased 16.6% from the comparable 1993 three-month period due to increased funds available for investing and higher interest rates. Other income declined 7.2% for the comparable three-month periods primarily due to transaction losses on U.S. dollar denominated accounts at the Canadian subsidiary compared to a small gain during the second quarter of 1993, partially offset by a business interruption insurance recovery in 1994 related to a loss incurred at the New Braunfels, Texas lime plant during 1993. The Company and its Canadian and U.K. subsidiaries typically transact business in their own currencies and accordingly are not subject to significant transaction gains and losses.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1994 COMPARED TO SIX MONTHS ENDED JUNE 30, 1993

     Total sales decreased 2.7% from $80.6 million for the six months ended June 30, 1993 to $78.4 million for the comparable 1994 six-month period. Gross profit declined 18.6% from $16.7 million to $13.6 million for the comparable periods.


Refractory Products and Services

     Refractory products and services sales were $63.1 million and $61.4 million for the six months ended June 30, 1993 and June 30, 1994, respectively, reflecting a decline of 2.7%. U.S. refractory sales were down 3.1% from $56.5 million for the six months ended June 30, 1993 to $54.8 million for the comparable 1994 period. Reduced brick volumes were partially offset by increases in specialties and ceramic fibers, resulting in an overall volume decline of 3.9%. Prices were essentially flat for the comparable six-month periods, with price increases on specialties and ceramic fibers offset by brick price reductions.

     Sales at the Canadian subsidiary increased 14.0% from $5.7 million for the six months ended June 30, 1993 to $6.5 million for the comparable 1994 period. Volumes increased across all product lines by an average of 22.0%, reflecting increased sales to previous competitors in the Canadian refractory installation business. Price increases on specialties, ceramic fibers and pre-cast shapes were partially offset by price declines on brick and crucibles, resulting in an overall price increase of 1.3%. Pre-tax earnings of $217,000 were level with 1993 due to a pre-tax reserve of approximately $315,000 which was established during the first quarter of 1994 for the cost of Canadian personnel reductions made during that quarter. Absent that adjustment, the Canadian subsidiary generated a pre-tax margin of 8.2% during the first six months of 1994 compared to 3.7% during the comparable 1993 period.

     Continuing weakness in the United Kingdom market resulted in a sales decline at that subsidiary of 10.8% from $3.0 million for the first six months of 1993 compared to $2.7 million for the first six months of 1994. Continued cost reduction efforts narrowed the pre-tax loss from $139,000 in 1993 to $120,000 in 1994, despite the lower sales during the 1994 period.

     Refractory products cost of sales as a percentage of sales increased from 79.5% in 1993 to 82.7% in 1994. This increase was primarily due to increased group insurance cost, higher U.S. pension cost due to plan benefit changes, a lower favorable LIFO inventory cost adjustment in 1994 compared to 1993 and unfavorable brick breakage variances in the U.S.
     during 1994 compared to favorable variances in 1993.    Partially
     offsetting this were reduced casualty insurance and processing fuel costs. Refractory operating profits declined 39.6% from $5.6 million to $3.4 million in 1993 and 1994, respectively.

Industrial Lime

     Industrial lime sales decreased 3.2% from $17.6 million to $17.1 million for the six-month periods ended June 30, 1993 and 1994, respectively. Volume reductions in hydrate and quicklime at the Kimballton plant and road stabilization lime at the New Braunfels plant, partially offset by increases in sales to the steel, aluminum and building lime markets at New Braunfels, combined for an overall volume reduction of 4.9%. A production curtailment of several days at the Kimballton plant during the first quarter as a result of severe weather conditions contributed to the volume decline at that facility. Prices increased an average of 1.8%, with increases across all product lines with the exception of hydrate at the Kimballton plant.

     The gross margins of the Company's industrial lime operations are sensitive to volume changes due to the capital intensive nature of the operations and semi-fixed nature of other costs. As a result of the sales decline, gross profit and operating profit decreased 19.9% and 20.5%, respectively. Also contributing to this decline were increased depreciation expense and group insurance costs and unfavorable production variances at both plants due to the previously mentioned production curtailment at the Kimballton plant and downtime at the New Braunfels plant related to the installation of a new kiln preheater and dust collection system. These increases were partially offset by reduced workers' compensation costs at the New Braunfels plant and lower processing fuel costs at both plants.

Expenses and Other Income

     Selling and administrative expenses decreased 5.1% from $12.4 million in 1993 to $11.7 million in 1994. This decrease was due to reductions in management incentives, professional fees, travel costs and annual sales meeting costs and reduced provisions for doubtful accounts, partially offset by an increase in sales promotion costs.

     Interest expense decreased slightly from 1993 to 1994, with no bank line
     borrowings during either period.   Interest income increased 13.4% due to
     increased funds available for investing and higher interest rates, partially reduced by lower interest income from the employee stock ownership trust. Other income increased 13.5% due to a gain on the sale of land during the first quarter of 1994 and a business interruption insurance recovery in 1994 related to a loss incurred at the New Braunfels, Texas lime plant during 1993. Partially offsetting these improvements were higher transaction losses on U.S. dollar denominated accounts at the Canadian subsidiary during the first six months of 1994 compared to the same period in 1993. The Company and its Canadian and U.K. subsidiaries typically transact business in their own currencies and accordingly are not subject to significant transaction gains and losses.

Income Taxes

     The 29.3% effective income tax rate in 1994 as compared to 35.8% in 1993 is primarily due to higher depletion expense at APG Lime for tax purposes than for book.

Accounting Changes

     The cumulative effect of adopting the FASB Statement No. 112, "Employers' Accounting for Postemployment Benefits," further reduced 1994 net income by $255,000.

                                INDUSTRY SEGMENTS
                                   (thousands)
                                                 Six Months Ended June 30,
                                                      1994          1993
Net Sales

Refractory products and services                   $ 61,370       $ 63,061
Industrial lime                                      17,062         17,630
Intersegment eliminations                               (80)          (133)

                                                   $ 78,352       $ 80,558
Gross Profit

Refractory products and services                   $ 10,594       $ 12,950
Industrial lime                                       2,964          3,701

                                                   $ 13,558       $ 16,651
Gross Profit Percentage

Refractory products and services                      17.3%          20.5%
Industrial lime                                       17.4%          21.0%

                                                      17.3%          20.7%
Operating Profit

Refractory products and services                   $  3,351      $   5,552
Industrial lime                                       2,434          3,063

                                                      5,785          8,615
Other Charges to Income

General corporate expenses, net                       3,372          3,807
Interest expense                                        520            533
Interest income                                        (643)          (567)

  Total other charges                                 3,249          3,773

Earnings Before Income Taxes and Cumulative
  Effect of an Accounting Change                  $   2,536      $   4,842

Identifiable Assets (at period end)

Refractory products and services                   $265,439       $276,966
Industrial lime                                      47,487         44,470
Corporate                                            10,028         11,891

                                                   $322,954       $333,327

                                                 Six Months Ended June 30,
                                                     1994            1993

Depreciation and Depletion

Refractory products and services                   $  2,093       $  2,168
Industrial lime                                       1,344          1,202
Corporate                                               478            444

                                                   $  3,915       $  3,814

Capital Expenditures

Refractory products and services                   $    572       $    493
Industrial lime                                       2,300            830
Corporate                                               467            377

                                                   $  3,339       $  1,700

                               GEOGRAPHIC SEGMENTS
                                 (In thousands)
                                                 Six Months Ended June 30,
                                                     1994           1993


Net Sales

United States                                      $ 71,815       $ 74,108
Canada                                                6,512          5,714
United Kingdom                                        2,663          2,987
Intersegment transfers (primarily U.S.)              (2,638)        (2,251)

                                                   $ 78,352       $ 80,558

Earnings (Loss) Before Income Taxes and Cumulative
  Effect of an Accounting Change

United States                                      $  2,439       $  4,768
Canada                                                  217            213
United Kingdom                                         (120)          (139)

                                                  $   2,536      $   4,842

Identifiable Assets (at period end)

United States                                      $301,043       $309,487
Canada                                                8,766          8,237
United Kingdom                                        3,117          3,712
Corporate                                            10,028         11,891

                                                   $322,954       $333,327

                              PRICE/VOLUME SUMMARY
                            1994 AS COMPARED TO 1993
                           PERCENT INCREASE (DECREASE)


                                         Three               Six
                                         Months              Months
                                         Ended               Ended
                                     June 30, 1994       June 30, 1994


U.S. Refractory Products Sales

  Volume                                   0.5%              (3.9)%

  Price                                   (1.2)               0.3

Industrial Lime Sales

  Volume                                  (3.5)              (4.9)

  Price                                    1.3                1.8

FINANCIAL CONDITION

     The Company continues to maintain a strong balance sheet.

                               Summary Information
                             (Dollars in thousands)

                                 June 30,             December 31,
                           1994            1993          1993

Working capital           $ 54,613       $ 49,883        $ 53,611

Current ratio                1.9:1          1.9:1           1.8:1

Total assets              $322,954       $333,327        $339,314

Current maturities of
 long-term debt                131            114             123

Long-term debt              12,091         12,224          12,160

Stockholders' equity      $102,020       $ 97,784        $100,930

Debt to total
 capitalization(1)           10.7%          11.2%           10.8%



       (1) Calculated as total Debt (long-term debt including current maturities) divided by total stockholders' equity plus total Debt.


    The increase in working capital of $4.7 million from June 30, 1993 to June 30, 1994 was due to a $5.0 million increase in reimbursements due on paid asbestos claims. This change, as well as the $5.8 million increase in such reimbursements due from December 31, 1993, is a result of an increase in the number of asbestos cases settled rather than the ageing of receivables.

    The decrease in assets of $10.4 million from June 30, 1993 to June 30, 1994 was due to a decrease in projected insurance recovery on asbestos claims, including current portion, of $15.3 million, partially offset by the increase in reimbursements due on paid asbestos claims discussed above. The liability for projected asbestos claims, including current portion, declined $16.3 million during the same period. These reductions in projected asbestos claims and related insurance recoveries were due primarily to asbestos claim payments recovered from insurance carriers during the 12 month period ended June 30, 1994, partially offset by adjustments to the Company's projected asbestos liability.

    The decrease in assets of $16.4 million from December 31, 1993 to June 30, 1994 was due to decreases in cash and cash equivalents of $10.4 million and projected insurance recovery on asbestos claims, including current portion, of $15.0 million, partially offset by increases in reimbursement due on paid asbestos claims of $5.8 million, as previously discussed, and inventories of $4.4 million. The increase in inventories was a result of higher sales in June 1993 as compared to June 1994 and the receipt of a large shipment of South American bauxite in June 1994. The decrease in projected insurance recovery on asbestos claims, as well as a decrease of $15.7 million in projected asbestos claims, including current portion, were due primarily to asbestos claim payments recovered from insurance carriers during the first six months of 1994.

    Capital spending for the industrial lime operation increased 177.1% from $830,000 to $2.3 million for the comparable six-month periods. The majority of these expenditures related to productivity improvements, enhanced environmental controls and replacement of existing equipment which could no longer be maintained in service cost effectively.

SUBSEQUENT EVENTS

    On July 11, 1994 the Company executed a definitive agreement to acquire all of the assets and assume most of the liabilities of the refractories operations of General Refractories Company and its affiliated companies. These operations include nine plants in the U.S., one plant near Toronto, Canada and a 49% equity interest in a Colombian refractory operation.

    Under the terms of the definitive agreement, the Company paid $23,450,000 and assumed most of the liabilities of the refractory operations being acquired. The transaction was closed August 1, 1994. The acquisition was financed by borrowings of $25 million from a group of institutional lenders. The notes bear an 8.55% fixed rate of interest, with semi-annual interest payments commencing January 29, 1995. Annual principal repayments will commence July 29, 1996 and continue, in accordance with amortization schedules attached to each note, through July 29, 2001.

    On July 28, 1994, the Company's $15 million U.S. long-term line of credit was extended to March 1, 1996. Certain restrictive covenants were amended and added to mirror those reflected in the new borrowing agreement, but are not expected to have a material adverse effect on A. P. Green's operations.

A. P. GREEN INDUSTRIES, INC.

PART II.  OTHER INFORMATION


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Annual Meeting of Stockholders of A. P. Green was held on May 12, 1994 at which the stockholders voted on the following matters:

     1. the election of two Class II directors to hold office for a term of three years;

     2. the ratification of the appointment of KPMG Peat Marwick as A. P. Green's auditors for the year ending December 31, 1994.

          With regard to the election of the Class II directors, Donald E. Lasater and William F. Morrison were reelected as directors of A. P. Green in an uncontested election. The vote with respect to Mr. Lasater was 3,556,283 shares FOR and 29,116 shares WITHHOLD AUTHORITY TO VOTE. The vote with respect to Mr. Morrison was 3,557,309 shares FOR and 28,090 shares WITHHOLD AUTHORITY TO VOTE. The other directors whose term of office continued after the Annual Meeting are Paul F. Hummer, Jack R. Janney and Daniel R. Toll.

          With regard to the ratification of the approval of KPMG Peat Marwick as auditors for the year ending December 31, 1994, the ratification was approved by the following vote: 3,558,653 shares FOR, 13,840 shares AGAINST, and 12,906 shares ABSTAIN and BROKER NON-VOTES.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:  None.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended June 30, 1994.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                A. P. Green Industries, Inc.
                                        (Registrant)



                                By:     /s/ Gary L. Roberts
                                            Gary L. Roberts

                                Vice President, Chief Financial
                                  Officer and Treasurer



Date:  August 4, 1994