Form 10-Q
period 1994-09-30
GREEN A P INDUSTRIES INC
filed 1994-11-14
CIK 826619

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.   20549

                                  _______________

                                     FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                                  _______________


   For the quarter ended September 30, 1994          Commission File No. 0-16452

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

   Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of November 11, 1994, 4,027,282 shares of Common Stock, $1 par value, were outstanding.

   A. P. GREEN INDUSTRIES, INC.

   PART I.  FINANCIAL INFORMATION

   Item 1.  FINANCIAL STATEMENTS

   CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

                                               September 30,   December 31,
                                                    1994          1993
   (Dollars in thousands, except per share data)

   ASSETS

     Current Assets
        Cash and cash equivalents                 $  5,465      $ 16,331
        Receivables (net of allowances -
          1994, $1,727; 1993, $1,198)               40,012        26,873
        Reimbursement due on paid asbestos
          claims                                    13,659         5,929
        Inventories                                 54,230        25,735
        Projected insurance recovery on
          asbestos claims                           36,837        35,779
        Deferred income tax benefit                  5,705         4,493
        Other                                        4,055         1,811
          Total current assets                     159,963       116,951

     Property, plant and equipment, net             98,152        81,474
     Non-current projected insurance
       recovery on asbestos claims                 104,705       130,646
     Long-term pensions                              9,372         8,372
     Other assets                                    6,929         1,871

   Total assets                                   $379,121      $339,314

   LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities
       Accounts payable                           $ 20,024      $ 12,691
       Accrued expenses
         Payrolls                                    6,221         4,342
         Taxes other than on income                  2,220         1,161
         Insurance reserves                          7,849         2,951
         Current portion of projected
           asbestos claims                          37,812        36,754
         Other                                      11,275         4,130
       Current maturities of long-term debt            135           123
       Income taxes                                  1,178           601
          Total current liabilities                 86,714        62,753

     Deferred income taxes                          16,374        15,538
     Long-term non-pension benefits                 15,011        14,123
     Long-term pensions                             12,557           587
     Long-term debt                                 37,057        12,160
     Non-current projected asbestos claims         106,490       133,223

          Total liabilities                        274,203       238,384

     Stockholders' Equity
       Preferred stock - $1 par value;
        authorized: 2,000,000 shares;
        issued and outstanding: none                 ---           ---
       Common stock - $1 par value;
        authorized: 10,000,000 shares;
        issued: 4,475,629 in 1994 and
        4,459,129 in 1993                            4,476         4,459
       Additional paid-in capital                   72,739        72,492
       Retained earnings                            46,810        43,800
       Less: Deferred currency translation          (2,076)       (2,301)
             Treasury stock of 448,347
              shares, at cost                       (9,003)       (9,003)
             Note receivable - ESOT                 (8,021)       (8,491)
             Deferred compensation-restricted
              stock                                     (7)          (26)

          Total stockholders' equity               104,918       100,930

   Total liabilities and stockholders'
     equity                                       $379,121      $339,314

   See accompanying notes to consolidated financial statements.

   A. P. GREEN INDUSTRIES, INC.

   CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)


   (Dollars in thousands,                    Three months ended September 30,
   except per share data)                           1994           1993

   Net sales                                     $  54,255     $  40,723

   Cost of sales                                    44,967        32,831

     Gross profit                                    9,288         7,892

   Expenses and other income

     Selling & administrative expenses               6,438         5,832

     Interest expense                                  633           262

     Interest income                                  (343)         (443)

     Other income, net                                (541)         (394)

      Earnings before income taxes                   3,101         2,635

   Income tax expense                                  995           865

   Equity in net income of affiliates                   70           -

   Net earnings                                      2,176         1,770

   Net earnings per common share                 $    0.54     $    0.44

   Weighted average number of
    common shares                                4,027,282     4,010,782

   Dividends per common share                    $    0.06     $     -


   See accompanying notes to consolidated financial statements.

   A. P. GREEN INDUSTRIES, INC.

   CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)


   (Dollars in thousands,                     Nine months ended September 30,
   except per share data)                             1994        1993

   Net sales                                       $ 132,607   $ 121,281

   Cost of sales                                     109,761      96,738

     Gross profit                                     22,846      24,543

   Expenses and other income

     Selling & administrative expenses                18,183      18,204

     Interest expense                                  1,153         795

     Interest income                                    (986)     (1,011)

     Other income, net                                (1,141)       (922)

      Earnings before income taxes and cumulative
        effect of an accounting change                 5,637       7,477

   Income tax expense                                  1,739       2,597

   Equity in net income of affiliates                     70         -

      Earnings before cumulative effect of
        an accounting change                           3,968       4,880

   Cumulative effect of an accounting change
     Postemployment benefits, net of tax                (255)        -

      Net earnings                                 $   3,713   $   4,880

   Earnings per common share before
    cumulative effect of an accounting
    change                                         $    0.98   $    1.22

   Cumulative effect of an accounting change
     Postemployment benefits, net of tax               (0.06)        -

   Net earnings per common share                   $    0.92   $    1.22

   Weighted average number of
    common shares                                  4,023,980   4,010,782

   Dividends per common share                      $    0.18   $     -


   See accompanying notes to consolidated financial statements.

   A. P. GREEN INDUSTRIES, INC.

   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                            Nine Months Ended September 30,
   (Dollars in thousands)                            1994        1993

   Cash flows from operating activities

     Net earnings                                 $  3,713    $  4,880

     Adjustments for items not requiring cash
      Cumulative effect of an accounting change-
       Postemployment benefits, net of tax             255         -
      Depreciation, depletion, and amortization      6,187       5,701
      Deferred compensation                             19          45
      Stock compensation to directors                   28         -
      Provision for losses on accounts receivable      178          47
      Loss (gain) on sale of assets                   (415)         41

     Decrease (increase) in assets, net of
      effects from purchase of General
      Refractories operations
       Trade receivables                            (1,013)        764
       Asbestos claim and fee reimbursements
        received                                    24,906      21,735
       Inventories                                  (5,746)     (2,654)
       Receivable and prepaid taxes                    509         -
       Other current assets                         (1,702)       (319)

     Increase (decrease) in liabilities, net of
      effects from purchase of General
      Refractories operations
       Accounts payable and accrued expenses        (1,260)      2,081
       Asbestos claims paid                        (33,429)    (25,488)
       Pensions                                        392         321
       Income taxes                                    577         353
       Deferred income taxes                          (229)        200
       Long-term non-pension benefits                  393         442

     Net cash from (used in) operating
      activities                                    (6,637)      8,149

   Cash flows from investing activities

     Capital expenditures                           (5,133)     (2,655)
     Decrease (increase) in other long-term assets     332        (507)
     Increase in pension assets                       (517)       (742)
     Proceeds from sales of assets                     494          23
     Payment received on ESOT note                     471         430
     Purchase General Refractories operations      (24,497)        -

     Net cash used in investing activities         (28,850)     (3,451)

   Cash flows from financing activities

     Payment of debt                                   (91)        (94)
     Proceeds from issuance of long-term debt       25,000         -
     Dividends paid                                   (725)        -
     Exercised stock options                           237         -
     Tax benefit on dividends paid to ESOP              22         -
     Tax effect on stock plan                           (3)        (59)

     Net cash from (used in) financing activities   24,440        (153)

   Effect of exchange rate changes                     181        (482)

   Net increase (decrease) in cash and cash
     equivalents                                   (10,866)      4,063

   Cash and cash equivalents at beginning
     of year                                        16,331       7,118

   Cash and cash equivalents at end of
     period                                       $  5,465    $ 11,181


   See accompanying notes to consolidated financial statements.

   A. P. GREEN INDUSTRIES, INC.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


   1.   MANAGEMENT'S COMMENTS REGARDING ADJUSTMENTS AND RESULTS OF OPERATIONS

        In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal and recurring nature necessary for a fair presentation of the financial position and results of operations for the periods presented. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1993. The results for the quarter ended September 30, 1994 are not necessarily indicative of the results which may occur for the full year. Certain balance sheet accounts as of September 30, 1993 and December 31, 1993 have been reclassified to be consistent with the presentation at September 30, 1994.

   2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Investments in Other Companies and Ventures

        Equity investments of 20% to 49% are accounted for using the equity method. This method increases or decreases the investment through recognition of the Company's share of undistributed earnings or losses of the investee company. Equity investments of more than 50% in entities are consolidated for financial reporting purposes. All intercompany balances and transactions have been eliminated. Related party transactions are not material.

   3.   ACQUISITIONS

        Effective August 1, 1994, the Company acquired substantially all of the assets and assumed most of the liabilities of the refractory operations of General Refractories Company and its affiliated companies (collectively referred to as "General"). These operations include nine plants in the United States, a plant near Toronto, Canada and 49% equity interests in two Colombian refractory companies.

        In addition to the assumption of designated liabilities, the Company paid at closing a cash amount of $23,450,000. The acquisition was funded by the borrowing of $25,000,000 from a group of institutional lenders. The acquisition was accounted for using the purchase method, with the operating results of General included in consolidated operating results since the date of acquisition.

        No financial statements of General for periods prior to the acquisition or pro forma financial information reflecting the acquisition of General as of the beginning of the year have been provided because the U.S. refractory operations of General were not combined for financial reporting purposes for the three most recently completed fiscal years and were not capable of being audited for the most recently completed fiscal year. The Company concluded, after analyzing the financial books and records of the refractory operations of General, that there could be no assurance that such financial statements or pro forma financial information would accurately reflect the financial condition, results of operations, cash flows or changes in stockholder's equity for General's refractory operations.

   4.   CHANGES IN METHOD OF ACCOUNTING

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

        Projected Asbestos Claims and Insurance Reimbursements

        In prior years, the Company reported its projected asbestos claims and projected insurance reimbursements relating to such claims net within accrued liabilities. With the issuance of FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," the Company has determined that the amounts should be reported gross rather than net. As such, the consolidated statements of financial position and cash flows as of September 30, 1994 reflect both the gross projected liability for asbestos claims and gross projected insurance reimbursements related to those claims on a current and non-current basis. The consolidated statement of financial position as of December 31, 1993 and the consolidated statement of cash flows as of September 30, 1993 have been restated to be consistent with the 1994 presentation. There was no impact on operating results of this "grossed-up" presentation.

   5.   INVENTORIES

                                          September 30, 1994   December 31, 1993

        Finished goods & work-in-process
          Valued at LIFO:
            FIFO cost                          $ 38,941            $25,150
            Less LIFO reserve                   (14,718)           (14,003)

              LIFO cost                          24,223             11,147
          Valued at FIFO                          7,674              3,935

            TOTAL                                31,897             15,082

        Raw materials and supplies
          Valued at LIFO:
            FIFO cost                            19,324             11,017
            Less LIFO reserve                    (5,468)            (5,431)

              LIFO cost                          13,856              5,586
          Valued at FIFO                          8,477              5,067

            TOTAL                                22,333             10,653

                                                $54,230            $25,735

   6.   LONG-TERM DEBT

        On July 28, 1994, the Company's $15 million U.S. long-term line of credit was extended to March 1, 1996. Certain restrictive covenants were amended and added to mirror those reflected in the new borrowing agreement, as described below.

        On July 29, 1994, the Company borrowed $25 million from a group of institutional lenders to finance the acquisition of General. The notes are unsecured and bear an 8.55% fixed rate of interest, with semi-annual interest payments commencing January 29, 1995. Annual principal repayments, which management believes will be funded out of working capital, will commence July 29, 1996 and continue through July 29, 2001. Aggregate maturities of these notes are $0, $2.5 million, $2.5 million, $5.0 million and $5.0 million for 1995 through 1999, respectively. Under the Note Purchase Agreement, A. P. Green is subject to certain restrictive covenants including levels of tangible net worth, working capital, fixed charge coverage, permitted encumbrances and loans from and to other institutions. Management does not expect these restrictive covenants to have a material adverse effect on A. P. Green's operations.

   7.   ACQUIRED PENSION PLANS

        In connection with the General acquisition, the Company acquired the assets and assumed the liabilities of various Canadian and U.S. pension plans covering the Canadian employees and substantially all of the U.S. hourly employees. Plan benefits are generally based on years of service and compensation during the last year of employment. Company contributions are made in accordance with independent actuarial reports. The assets consist primarily of listed common stocks and debt securities.

        All of the acquired U.S. plans and the acquired Canadian hourly plan are underfunded, while the acquired Canadian salaried plan is overfunded. The following table sets forth the actuarial present values of benefit obligations and funded status of the acquired plans as of August 1, 1994:
        _______________________________________________________________________

                                                Underfunded    Overfunded
        (In thousands)                             Plans          Plan
        _______________________________________________________________________

        Projected benefit obligations            $ 29,157     $ 1,180
        Plans' assets at fair value                17,579       1,663

        Net over (under) funding                 $(11,578)    $   483

       The actuarial present value of projected benefit obligations for the acquired U.S. plans were measured using an expected long-term rate of return on plan assets of 8.5%, a discount rate of 8.25% and no assumed increase in future compensation levels. For the acquired Canadian plans, an expected long-term rate of return on plan assets of 8.5%, a discount rate of 8.0% and 6.5% rate of increase in future compensation levels were assumed.

   8.  LITIGATION

       Asbestos-related Claims - Personal Injury

       A. P. Green is among numerous defendants in lawsuits pending as of September 30, 1994 that seek to recover compensatory, and in many cases, punitive damages for personal injury allegedly resulting from exposure to asbestos-containing products manufactured, sold or installed by A. P. Green.

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

       ____________________________________________________________________

                                                      1993       1992
       ____________________________________________________________________

       Claims pending at January 1                  50,007     38,681
       Claims filed                                 26,100     19,767
       Cases settled, dismissed or
               otherwise resolved                  (23,985)    (8,441)

         Claims pending at December 31              52,122     50,007

       Average settlement amount per claim(1)      $ 1,728    $ 1,875
       ____________________________________________________________________

       (1) Substantially all settlements are covered by the Company's insurance program.

       On January 15, 1993, the Members were named as defendants in a class action lawsuit pursuant to Federal Rule of Civil Procedure 23(b)(3) in the Federal District Court for the Eastern District of Pennsylvania brought on behalf of all persons who have been occupationally exposed to asbestos-containing products of the Members and who have not filed suit against any Member for such exposure (the Class). At about the same time, the Center negotiated and filed with the Court a settlement (the Settlement) between the Members and the Class. Under the terms of the Settlement, the Members have agreed to pay compensation to any member of the Class who has, according to objective medical criteria, physical impairment as a result of such exposure. Different levels of compensation will be paid depending on the type and degree of physical impairment. No punitive damages will be paid. The Settlement provides, among other things, for a cap on the number of claims to be processed each year during the next ten years and a range of settlement values for each disease category. Settlement values are based on historical average payments by the Center for similar cases. Each Member will be responsible for its percentage share of each claim payment (no joint and several liability), such shares having been previously negotiated among the Members. The Settlement does not become operative until it has received appropriate court approval. In accordance with Rule 23, the Court ordered that appropriate notice be given to the Class. Hearings were held to determine the fairness of the Settlement and the court ruled that the settlement was fair.

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

       There was no assumption of asbestos-related liability, either personal injury or property damage, in connection with the acquisition of General.

       Environmental

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

   A. P. GREEN INDUSTRIES, INC.

   PART I.     FINANCIAL INFORMATION

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1993

       Total sales increased 33.2% from $40.7 million for the three months ended September 30, 1993 to $54.3 million for the comparable 1994 three-month period. Gross profit increased 17.7% from $7.9 million to $9.3 million for the comparable periods. The impact from the addition of General products for August and September, 1994 was to increase sales by $11.3 million and gross profit by $1.5 million.

   Refractory Products and Services

       Refractory products and services sales increased 41.9% from $32.1 million for the third quarter of 1993 to $45.6 million for third quarter of 1994. United States refractory sales increased 45.8% from $27.3 million to $39.8 million for the comparable three-month periods, of which $10.0 million was due to the General acquisition. Excluding this acquisition impact, brick, specialties and ceramic fiber volumes all increased, partially offset by a reduction in clays and grogs, for a net increase of 12.5%. U.S. refractory prices were up 0.6% for the comparable quarters, with price increases in specialties and ceramic fibers offset by a decline in brick pricing.

       Sales of the Canadian subsidiary showed significant improvement from $3.5 million for the three-month period ended September 30, 1993 to $5.3 million for the comparable 1994 period, a 54.0% increase. The impact from the General acquisition was to increase Canadian sales by $1.3 million. Excluding this impact, volumes increased across all product lines with the exception of specialties, which was unchanged for the comparable quarters, for an overall volume improvement of 15.4%. Price increases for specialties, ceramic fibers and pre-cast shapes were partially offset by declines in brick and crucibles pricing, resulting in an overall price improvement of 7.7%. The higher Canadian sales, as well as cost savings resulting from the restructuring which took place during the first quarter of 1994, generated pre-tax earnings of $372,000 including a $3,000 pre-tax loss from the acquired Canadian company, a 109.0% increase over 1993 earnings of $178,000.

       Sales in the United Kingdom (U.K.) declined 14.5% from $2.8 million to $2.4 million due to continuing weakness in the U.K. market. This decrease in sales resulted in a reduction in pre-tax income from $244,000 in the third quarter of 1993 to $187,000 in the comparable 1994 period.

       Cost of sales as a percentage of sales increased from 81.0% to 82.9% for the three months ended September 30, 1993 and 1994, respectively. This increase was primarily due to higher raw material costs, increased workers compensation costs and higher brick breakage costs in the U.S. during 1994 compared to 1993. Also contributing to the cost increase were higher U.S. pension costs due to plan benefit changes and a lower favorable LIFO inventory cost adjustment in the third quarter of 1994 compared to the same period in 1993, partially offset by reduced freight and processing fuel costs. Cost of sales as a percentage of sales at the acquired General plants also contributed to the increase due primarily to maintenance costs necessary to bring these facilities up to an appropriate state of repair. Refractory operating profits increased 41.4% from $2.7 million in 1993 to $3.8 million in 1994 due primarily to the results of the General operations.

   Industrial Lime

       Industrial lime sales increased 0.9% from $8.6 million to $8.7 million for the respective third quarters of 1993 and 1994. Volume was mixed, with reductions in quicklime and hydrate sales at the Kimballton, Virginia plant and road stabilization lime at the New Braunfels, Texas plant partially offset by increases in all other product lines for a net volume reduction of 0.7%. Cal-Dol prices declined at the Kimballton plant, offset by increases in all other Kimballton and New Braunfels product lines, resulting in a 1.7% overall price increase.

       Gross profit and operating profit for the industrial lime operations decreased 16.0% and 17.3%, respectively, primarily due to higher equipment repair costs at both plants. Also contributing to this decline were increased purchased raw material, processing fuel and workers' compensation costs at the New Braunfels plant and higher depreciation at both plants due to increased capital expenditures. Partially offsetting these increases were lower processing fuel costs at the Kimballton plant and improved production efficiencies as compared to the third quarter of 1993.

   Expenses and Other Income

       Selling and administrative expenses increased 10.4% from $5.8 million in the third quarter of 1993 to $6.4 million for the comparable 1994 period. Increases in salaries and related costs, primarily due to the addition of General sales personnel, and professional and legal fees, partially offset by a reduction in management incentives, contributed the majority of the increase. Also contributing to the increase was a partial recovery during the third quarter of 1993 of a trade receivable previously written off.

       Interest expense was up 141.5% from 1993 to 1994 due to interest on the additional debt related to the General acquisition. There were no bank line borrowings during the third quarter of either period. Interest income for the third quarter of 1994 declined 22.6% from the comparable

       1993 three-month period due primarily to interest received during the third quarter of 1993 in connection with partial recovery of a trade receivable previously written off. This was partially offset by increased interest income on time deposits as a result of increased funds available for investing and higher interest rates.

       Other income increased 37.4% for the comparable three-month periods due to a gain on the sale of a warehouse property in Los Angeles, California, partially offset by lower royalty income and currency conversion losses on U.S. dollar denominated accounts at the Canadian subsidiary compared to gains during the third quarter of 1993. The Company and its Canadian and U.K. subsidiaries typically transact business in their own currencies and accordingly are not subject to significant currency conversion gains and losses.

       During the third quarter of 1994, a license agreement with a significant Mexican licensee was canceled by mutual agreement due to the acquisition of the licensee by a competitor of A. P. Green. This will result in a loss of royalty income to the Company of approximately $400,000 on an annual basis, $100,000 in the current year. This should be more than offset by the Company's share of income from the two new Colombian affiliates.

   RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1993

       Total sales increased 9.3% from $121.3 million for the nine months ended September 30, 1993 to $132.6 million for the comparable 1994 nine-month period. Gross profit declined 6.9% from $24.5 million to $22.8 million for the comparable periods. The impact from the addition of General products for August and September, 1994 was to increase sales by $11.3 million and gross profit by $1.5 million.

   Refractory Products and Services

       Refractory products and services sales were $95.2 million and $107.0 million for the nine months ended September 30, 1993 and September 30, 1994, respectively, reflecting an increase of 12.4%. U.S. refractory sales were up 12.9% from $83.8 million for the nine months ended September 30, 1993 to $94.6 million for the comparable 1994 period, of which $10.0 million was due to the General acquisition. Excluding this acquisition impact, increased volumes in specialties and ceramic fibers were partially offset by reduced volumes in brick and clays and grogs, resulting in an overall volume increase of 1.4%. Prices were up slightly for the comparable nine-month periods, with price increases on specialties and ceramic fibers partially offset by brick price reductions.

       Sales at the Canadian subsidiary increased 29.1% from $9.2 million for the nine months ended September 30, 1993 to $11.8 million for the comparable 1994 period. The impact from the General acquisition was to increase Canadian sales by $1.3 million. Excluding this impact, volumes increased across all product lines by an average of 18.7%, reflecting increased sales to previous competitors in the Canadian refractory installation business. Price increases on specialties, ceramic fibers and pre-cast shapes were partially offset by price declines on brick and crucibles, resulting in an overall price increase of 4.3%. Pre-tax earnings of $589,000, including a pre-tax loss of $3,000 from the acquired Canadian company, increased 50.6% over 1993 pre-tax earnings due to higher sales and cost savings resulting from the restructuring which took place during the first quarter of 1994. Current year results also include a pre-tax reserve of approximately $315,000 which was established during the first quarter for the cost of Canadian personnel reductions made during that quarter. Absent that adjustment, the Canadian subsidiary generated a pre-tax margin of 7.6% during the first nine months of 1994 compared to 4.3% during the comparable 1993 period.

       Continuing weakness in the United Kingdom market resulted in a sales decline at that subsidiary of 12.6% from $5.8 million for the first nine months of 1993 compared to $5.1 million for the first nine months of 1994. This lower sales level resulted in a pre-tax earnings decline from $105,000 in 1993 to $67,000 in 1994.

       Refractory products cost of sales as a percentage of sales increased from 80.0% in 1993 to 82.8% in 1994. This increase was primarily due to higher raw material costs, equipment maintenance expense and group insurance cost. Also contributing to the increase were higher U.S. pension costs due to plan benefit changes, a lower favorable LIFO inventory cost adjustment in 1994 compared to 1993 and higher brick breakage costs in the U.S. during 1994 compared to 1993. Cost of sales as a percentage of sales at the acquired General plants also contributed to the increase due primarily to maintenance costs necessary to bring these facilities up to an appropriate state of repair. Partially offsetting these increases were reduced utilities, freight, casualty insurance and processing fuel costs. Refractory operating profits declined 13.0% from $8.3 million to $7.2 million in 1993 and 1994, respectively.

   Industrial Lime

       Industrial lime sales decreased 1.9% from $26.2 million to $25.7 million for the nine-month periods ended September 30, 1993 and 1994, respectively. Volume reductions in hydrate and quicklime at the Kimballton plant and road stabilization lime at the New Braunfels plant, partially offset by increases in sales to the steel, aluminum and building lime markets at New Braunfels, combined for an overall volume reduction of 3.6%. A production curtailment of several days at the Kimballton plant during the first quarter as a result of severe weather conditions contributed to the volume decline at that facility. Prices increased an average of 1.8%, with increases across all product lines with the exception of hydrate at the Kimballton plant.

       The gross margins of the Company's industrial lime operations are sensitive to volume changes due to the capital intensive nature of the operations and semi-fixed nature of other costs. As a result of the sales decline, gross profit and operating profit decreased 18.7% and 19.5%, respectively. Also contributing to this decline were increased depreciation expense due to increased capital expenditures at both plants, higher purchased raw material costs at the New Braunfels plant and increased group insurance costs at both plants. Partially offsetting these increases were reduced workers' compensation and palletizing costs at the New Braunfels plant.

   Expenses and Other Income

       Selling and administrative expenses were unchanged at $18.2 million for both nine-month periods. Reductions in management incentives and annual sales meeting costs were offset by increases in salaries and related costs, primarily due to the addition of General sales personnel, an increase in sales promotion costs and a partial recovery during the third quarter of 1993 of a trade receivable previously written off.

       Interest expense increased 45.1% from 1993 to 1994 due to the additional debt associated with the acquisition of General. There were no bank
       line borrowings during either period.   Interest income decreased 2.4%
       due to interest received during the third quarter of 1993 in connection with partial recovery of a trade receivable previously written off.
       This was partially offset by increased interest income on time deposits as a result of increased funds available for investing and higher interest rates.

       Other income increased 23.7% due to a gain on the sale of land during the first quarter of 1994, gain on the sale of a Los Angeles warehouse during the third quarter of 1994 and a business interruption insurance recovery in 1994 related to a loss incurred at the New Braunfels, Texas lime plant during 1993. Partially offsetting these improvements were currency conversion losses on U.S. dollar denominated accounts at the Canadian subsidiary compared to gains during the third quarter of 1993 and reduced royalty income. The Company and its Canadian and U.K. subsidiaries typically transact business in their own currencies and accordingly are not subject to significant currency conversion gains and losses.

   Income Taxes

       The 30.8% effective income tax rate in 1994 as compared to 34.7% in 1993 is primarily due to higher depletion expense at APG Lime for tax purposes than for book.

   Accounting Changes

       The cumulative effect of adopting the Financial Accounting Standards Board Statement No. 112, "Employer's Accounting for Postemployment Benefits," further reduced 1994 net income by $255,000.

                                 INDUSTRY SEGMENTS
                                  (In thousands)

                                                Nine Months Ended September 30,
                                                        1994           1993
   Net Sales

   Refractory products and services                   $106,978       $ 95,210
   Industrial lime                                      25,745         26,235
   Intersegment eliminations                              (116)          (164)

                                                      $132,607       $121,281
   Gross Profit

   Refractory products and services                   $ 18,380       $ 19,053
   Industrial lime                                       4,466          5,490

                                                      $ 22,846       $ 24,543
   Gross Profit Percentage

   Refractory products and services                      17.2%          20.0%
   Industrial lime                                       17.3%          20.9%

                                                         17.2%          20.2%
   Operating Profit

   Refractory products and services                   $  7,186      $   8,264
   Industrial lime                                       3,661          4,547

                                                        10,847         12,811
   Other Charges to Income

   General corporate expenses, net                       5,043          5,550
   Interest expense                                      1,153            795
   Interest income                                        (986)        (1,011)

     Total other charges                                 5,210          5,334

   Earnings Before Income Taxes and Cumulative
     Effect of an Accounting Change                  $   5,637      $   7,477

   Identifiable Assets (at period end)

   Refractory products and services                   $322,084       $285,884
   Industrial lime                                      47,396         44,004
   Corporate                                             9,641         15,466

                                                      $379,121       $345,354

                                                 Nine Months Ended September 30,
                                                         1994           1993

   Depreciation and Depletion

   Refractory products and services                   $  3,466       $  3,250
   Industrial lime                                       1,998          1,776
   Corporate                                               723            675

                                                      $  6,187       $  5,701

   Capital Expenditures

   Refractory products and services                   $  1,644       $  1,056
   Industrial lime                                       2,986          1,190
   Corporate                                               503            409

                                                      $  5,133       $  2,655

                                GEOGRAPHIC SEGMENTS
                                  (In thousands)
                                                 Nine Months Ended September 30,
                                                        1994           1993


   Net Sales

   United States                                      $120,333       $110,033
   Canada                                               11,843          9,175
   United Kingdom                                        5,065          5,798
   Intersegment transfers (primarily U.S.)              (4,634)        (3,725)

                                                      $132,607       $121,281

   Earnings Before Income Taxes and Cumulative
     Effect of an Accounting Change

   United States                                      $  4,981       $  6,981
   Canada                                                  589            391
   United Kingdom                                           67            105

                                                     $   5,637      $   7,477

   Identifiable Assets (at period end)

   United States                                      $348,481       $316,406
   Canada                                               16,760          8,688
   United Kingdom                                        4,239          4,794
   Corporate                                             9,641         15,466

                                                      $379,121       $345,354
                                       -19-

                               PRICE/VOLUME SUMMARY
                             1994 AS COMPARED TO 1993
                            PERCENT INCREASE (DECREASE)


                                        Three                Nine
                                        Months               Months
                                        Ended                Ended
                                   September 30, 1994    September 30, 1994


   U.S. Refractory Products Sales
    (excluding impact of General
     Refractories acquisition)

     Volume                             12.5%                 1.4%

     Price                               0.6                  0.5

   Industrial Lime Sales

     Volume                             (0.7)                (3.6)

     Price                               1.7                  1.8

   FINANCIAL CONDITION

        The Company continues to maintain a strong balance sheet.

                                Summary Information
                              (Dollars in thousands)

                                  September 30,          December 31,
                              1994             1993          1993

   Working capital          $ 73,249        $ 52,981       $ 54,198

   Current ratio               1.8:1           1.9:1          1.9:1

   Total assets             $379,121        $345,354       $339,314

   Current maturities of
    long-term debt               135             118            123

   Long-term debt             37,057          12,193         12,160

   Stockholders' equity     $104,918        $ 99,502       $100,930

   Debt to total
    capitalization(1)          26.2%           11.0%          10.8%



          (1) Calculated as total Debt (long-term debt including current maturities) divided by total stockholders' equity plus total Debt.

   The following balance sheet increases (decreases) resulted from the General acquisition on August 1, 1994 (in millions):

               Receivables, net                          $12.3
               Inventories                                22.7
               Deferred income tax benefit                 1.1
               Other current assets                        0.4

               Total current assets                       36.5

               Property, plant and equipment              18.7
               Long-term pension assets                    0.5
               Other long-term assets                      5.4

               Total assets                              $61.1

               Accounts payable                          $ 8.9
               Accrued payrolls                            1.5
               Accrued taxes other than on income          0.6
               Accrued insurance                           4.7
               Accrued other                               7.6

               Total current liabilities                  23.3

               Deferred income taxes                       1.1
               Long-term non-pension benefits              0.1
               Long-term pensions                         11.6
               Notes payable                              25.0

               Total liabilities                         $61.1

               Working capital                           $13.2

     In connection with the General acquisition, the Company obtained a Phase I and II Environmental Site Assessment (ESA) in order to determine the potential environmental impact of specific recognized environmental conditions at each of the acquired properties and estimate the costs for remediation. Based upon the results of the ESA and a report and opinion provided thereon, the Company established a $3.4 million liability for remediation costs (in accrued other) as part of the General acquisition purchase accounting. The majority of this liability relates to known or potential leakage and spills from underground and aboveground storage tanks and drums, and action is being taken to remediate all identified conditions in the near future. Appropriate state agencies have been notified of contamination where required, and there have been no resulting actions taken or proposed against the Company. There was no asbestos-related liability, either for bodily injury or property damage, assumed in connection with the General acquisition.

     In order to increase the efficiency of refractory operations, the Company has announced the closing of three of the acquired General plants. In connection therewith, a $3.5 million liability was established (in accrued other) as part of the General acquisition purchase accounting. Included in this amount are estimated operating costs of these facilities prior to their disposal, severance pay and costs associated with clean-up and sale of the facilities. The Company expects to dispose of these facilities within twelve months of their closing. The net realizable value of the properties to be sold of approximately $900,000 was included in other current assets at September 30, 1994.

     Excluding the impact from the General acquisition, working capital increased $7.1 million from September 30, 1993 to September 30, 1994 due primarily to a $5.9 million increase in reimbursements due on paid asbestos claims. This change, as well as the $7.8 million increase in such reimbursements since December 31, 1993, was a result of an increase in the number of asbestos cases settled rather than the aging of receivables. Also contributing to the increase in working capital since September 30, 1993 was a $2.5 million increase in trade receivables due to increased sales, a $1.9 million increase in inventories, a $1.8 million increase in projected insurance recovery on asbestos claims and a $2.1 million increase in other current assets, partially offset by a $4.6 million reduction in cash and cash equivalents and a $2.8 million increase in current portion of projected asbestos claims. The increase in other current assets was due primarily to $900,000 in fixed assets held for sale from closed plants and a $600,000 advance payment on raw materials in Canada.

     The decrease in assets of $26.2 million, net of the acquisition impact, from September 30, 1993 to September 30, 1994 was due to a decrease in non-current projected insurance recovery on asbestos claims of $35.6 million, partially offset by the current asset increases discussed above. The liability for projected asbestos claims declined $37.1 million during the same period. These reductions were due primarily to asbestos claim payments recovered from insurance carriers during the 12 month period ended September 30, 1994, partially offset by adjustments to the Company's projected asbestos liability.

     The decrease in assets from December 31, 1993 to September 30, 1994 of $20.2 million, net of the acquisition impact, was due to decreases of $9.7 million in cash and cash equivalents and $24.9 million in projected insurance recovery on asbestos claims, including current portion, partially offset by increases of $7.8 million in reimbursement due on paid asbestos claims, as previously discussed, $5.8 million in inventories and $1.9 million in other current assets. The increase in inventories was due primarily to recent receipts of bauxite and temporary increases in inventories of certain products manufactured by the General plants being shut down to ensure the ability to service customer demand during the period in which production of these products is transferred to the remaining plants. The decrease in projected insurance recovery on asbestos claims, as well as a decrease of $25.7 million in projected insurance claims, including current portion, were due primarily to asbestos claim payments recovered from insurance carriers during the first nine months of 1994. The increase in other current assets was due primarily to $900,000 in fixed assets held for sale from closed plants and a $600,000 advance payment on raw materials in Canada.

     Capital spending for the industrial lime operation increased 150.9% from $1.2 million to $3.0 million for the comparable nine-month periods. The majority of these expenditures related to productivity improvements, enhanced environmental controls and replacement of existing equipment which could no longer be maintained in service cost effectively.

   A. P. GREEN INDUSTRIES, INC.

   PART II.  OTHER INFORMATION

   Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

        Exhibit No.

        27   Financial Data Schedule for Nine Months Ended September 30, 1994

        (b) Reports on Form 8-K: On August 12, 1994, the Company filed Form 8-K to report, under Item 2, the acquisition of substantially all of the assets and assumption of most of the liabilities of the refractory operations of General Refractories Company and its affiliated companies. No financial statements of the acquired business or pro forma financial statements reflecting the acquisition were provided under Item 7 for reasons described in
             Note 3 to the Consolidated Financial Statements included herein.



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



   Date:  November 11, 1994