Form 10-K405
GREEN A P INDUSTRIES INC
filed 1995-03-31
CIK 826619

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 _______________

For the fiscal year ended December 31, 1994       Commission File No. 0-16452

                          A. P. GREEN INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                              43-0899374
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

Green Boulevard, Mexico, Missouri                                   65265
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code: (314) 473-3626 Securities registered pursuant to Section 12(b) of the Act: None. Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                                            $1.00 par value
                                                            Preferred Share
                                                            Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant: As of March 24, 1995, the market value of A. P. Green
Industries, Inc. Common Stock held by non-affiliates was approximately $76,700,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of March 24, 1995, 4,028,532 shares of Common Stock, $1.00 par value were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference into the indicated part of this report:

Document                                                    Part of Form 10-K

1994 Annual Report to Stockholders                          Parts I, II and IV
Proxy Statement for 1995 Annual Meeting of Stockholders     Part III

                                     PART I

ITEM 1.  BUSINESS
                                  Introduction

     Unless the context otherwise requires, A. P. Green Industries, Inc. and its subsidiaries are referred to in this report collectively as "A. P. Green" or "the Company." In most instances, information about A. P. Green's primary businesses and reportable industry segments ("Refractory Products" and "Industrial Lime") is presented separately.

(a)  Development of Business

     General. A. P. Green Industries, Inc., a Delaware corporation, was incorporated as A. P. Green Refractories Co. in 1967. In that year, A. P. Green Refractories Co., a Missouri corporation, was acquired by United States Gypsum Company (now USG Corporation). The acquired company was a successor to a business purchased by Allen P. Green in approximately 1910.

     In 1987, A. P. Green Refractories Co. acquired all of the outstanding stock of APG Lime Corp., a Delaware corporation, and shortly after such acquisition changed its name to A. P. Green Industries, Inc. Effective February 3, 1988, through a distribution of all the outstanding capital stock of A. P. Green
Industries, Inc. to the common stockholders of USG Corporation, A. P. Green Industries, Inc. became an independent publicly held company.

     In 1994, the Company acquired substantially all of the assets and assumed most of the liabilities of the refractory operations of General Refractories Company and its affiliated companies (collectively referred to as "General"). These operations include ten plants in the United States, a plant near Toronto, Canada and 49% equity interests in two Colombian refractory companies.

     The Company, headquartered in Mexico, Missouri, mines, processes, manufactures and distributes specialty minerals and mineral-based products, including industrial lime and refractories products in the United States and international markets. The Company operates 21 plants in the United States, Canada and the United Kingdom.

     Lime Operations.   APG Lime Corp. (APG Lime),  a wholly owned subsidiary of
A. P. Green, and headquartered in Mexico, Missouri, is involved in the mining and processing of limestone for various industrial applications, including steel and aluminum production, pulp and paper processing, soil stabilization for road construction and water and waste water treatment. It operates two plants, one in Kimballton, Virginia, and one in New Braunfels, Texas. It generally serves customers in the geographic region surrounding its plants.

     Refractory Operations. Refractories are heat and atmosphere resistant materials that provide the structure or linings for high temperature furnaces and other vessels. In addition to being resistant to thermal stress and other physical phenomena induced by heat, refractories are often required to provide resistance to physical wear, thermal cycling and abrasion, as well as to provide insulating properties.

     A. P. Green offers a broad product line, including basic and clay/alumina refractories and ceramic fiber products. Basic refractories are predominantly composed of magnesite ores or silica, while clay/alumina refractories are predominantly composed of fireclays and bauxite ores. Ceramic fiber products are lightweight refractories similar in appearance to fiberglass insulation and are provided in many forms including bulk, blanket, folded modules and vacuum formed shapes. All are used in a wide variety of industries, including steel, aluminum, cement, chemicals, ceramics and glass.

     Basic and clay/alumina refractories are manufactured in the form of bricks and specialties. Bricks are shaped products formed by mechanical pressing or die molding. Specialty products (also known as monolithics) include refractory cements, castables, plastics and mortars. Specialized shapes to serve specific industry needs are also custom made in five cast shops located in the United States, Canada and the United Kingdom (U.K.).

     Although the Company purchases some refractory and refractory-related products from other manufacturers, predominantly all of the refractory products sold by it are manufactured in its own plants. The Company and its wholly owned subsidiaries, A. P Green Refractories Inc. and Detrick Refractory Fibers, Inc., manufacture refractories in 15 facilities located in the United States. The Company's wholly owned subsidiary, A. P. Green Refractories (Canada) Ltd., organized in 1931, and its subsidiary, 1086215 Ontario, Inc., operates three manufacturing facilities in Canada. The Company's wholly owned United Kingdom subsidiary, A. P. Green Refractories Limited, acquired by a predecessor of the Company in 1954, operates one manufacturing facility in Bromborough, England, and its subsidiary, Liptak Bradley Limited, installs refractory products worldwide except for North America. Significant investment has been made, particularly in the United States plants, to improve quality, production efficiency and environmental controls.

     The Company started to withdraw from the refractory installation business in the United States in the latter part of 1988 and completed this withdrawal by 1991. This action was taken in order to concentrate on refractory production and sales to end users. In 1992, the Company's Canadian refractory installation business was also sold. Sales by these subsequently discontinued refractory installation operations in the U.S. and Canada from 1988 through 1992 were approximately as follows (in millions of U.S. dollars). There were no U.S. or Canadian refractory installation sales after 1992. These sales include both material and labor.

     1988           1989           1990           1991                1992

    $41.8          $31.9          $13.7           $9.9                $7.8

Refractory installation services are still performed by Liptak Bradley Limited; there are no plans to discontinue this business in the U.K.

(b)  Financial Information About Industry Segments

     Information regarding industry segments of A. P. Green is set forth in Note 19 of Notes to Consolidated Financial Statements which is included in A. P. Green's 1994 Annual Report to Stockholders and incorporated herein by reference.

(c)  Narrative Description of Business

     Refractory Operations. A. P. Green manufactures refractory products in its own plants located in the United States, Canada and the United Kingdom. These products are sold world-wide to industrial end-users and to installers of refractories. The major end-users of the Company's refractory products and the percentage of the Company's 1994 domestic refractory sales to such users are as follows:

                                                Percent of 1994
         End-User Industry Category       U.S. Refractory Products Sales

         Iron and Steel                              33%
         Nonferrous Metals                           14%
         Cement, Lime, Gypsum, Paper,
            Ceramics, Glass and Clay                 13%
         Chemicals and Petrochemicals                 8%
         Metal Castings and Fabrication               7%
         Other                                       25%

     A. P. Green is a leader in the manufacture and distribution of refractory materials in North America and throughout the world. The product is sold through a direct sales force, company owned distribution centers, independent distributors, licensees and agents to a diverse cross section of basic industry. The Company believes that success in the refractory industry is dependent, to a large extent, upon developing new products and modifying existing products in order to provide more value to the industries served. A. P. Green has a fully equipped and staffed research facility that can analyze the refractory failure mechanisms in its customers' applications in order to determine the optimum refractory solution. Often the best solution is to use a more sophisticated product which increases the up front costs but results in a lower life cycle cost. The organization of research engineers, customer service engineers and product managers have a good track record of designing optimum solutions. Product design changes that have been introduced recently include self-leveling castables and low-rebound gunning products that reduce installation costs, as well as many products that have been optimized to serve specific operating conditions. Many of the new products are based on A. P. Green's proprietary Greenlite insulating aggregate which provides high strength in combination with low thermal conductivities.

     The Company's employee sales force is located throughout the United States and Canada and in the Caribbean, Australia, Singapore, Germany and the United Kingdom. Refractory products are shipped directly to customers from the Company's plants and from a large network of distribution centers and distribution representatives located in the United States, Canada and the United Kingdom.

     The United States sales force is divided into four geographic regions and two industry groups. The industry groups are part of specialized sales and marketing teams that target their efforts to specific industrial end-users such as steel and aluminum. This has allowed the Company to provide a higher degree of customer assistance on refractory usage and selection and has enabled sales and marketing personnel to develop additional expertise in those end-user industries. This alignment has been beneficial to specific industry sales of the Company. Starting in 1992, steps were taken to more effectively coordinate Canadian and United States refractory sales. These steps were designed to take advantage of a centralized marketing plan and to source products more efficiently.

     Lime Operations. APG Lime is engaged in the production of lime for industrial applications. This process involves crushing, screening and calcining limestone to produce high calcium quicklime and hydrate, dolomitic quicklime and Cal-Dol lime. This processing takes place at Company-owned facilities in New Braunfels, Texas and Kimballton, Virginia. In 1994, the Company completed a project which increased production capacity at the New Braunfels, Texas facility to take advantage of higher demand for quicklime used in making precipitated calcium carbonate and other growing markets. This project also reduced particulate air emissions and reduced the use of water. The major end-users of the Company's lime products and the percentage of the Company's 1994 lime sales to such users is as follows:

                                        Percent of 1994
         End-User Industry Category   Lime Products Sales

         Pulp and Paper Processing            36%
         Steel and Aluminum                   32%
         Road Construction                    14%
         Water and Waste Water Treatment      14%
         Masonry                               3%
         Chemical Processing                   1%

     Recently developed lime products include Cal-Dol lime blend; high calcium quicklime noted for specialized sizing and chemical reactivity for use in production of precipitated calcium carbonate by paper producers; and several dolomitic building lime products. Due to their heavy, bulk nature, industrial lime products cannot be shipped economically over long distances. This has resulted in regional sales and distribution, generally within a 300-mile radius of each facility. A. P. Green's lime facilities are well located to take advantage of demand in the Southeastern U.S. and Texas and surrounding states. Product distribution involves direct shipments via rail and/or truck from the plants to the customers and customer pick-up at the plants.

     Raw Materials. A. P. Green maintains programs to attempt to ensure the availability of raw materials, including the purchase of materials for its short-term needs and the development of long-term sources of supply. Refractory clay and silica requirements are obtained from Company-owned deposits located in Alabama, Arkansas, Colorado, Georgia, Idaho, Missouri, Ohio, Texas and Utah. Proven deposits contained approximately 10,900,000 tons of clay and silica as of December 31, 1994. Average annual mining of clay and silica during the last five years was 260,000 tons, with 1994 at 220,000 tons. Proven reserves are estimated to be sufficient for approximately 35 years of operations, based on recent average annual usage. The remaining refractory raw materials requirements are obtained from numerous suppliers. Refractory grade bauxite is imported from China, Guyana and Brazil, and approximately 50% of the Company's magnesite supply is obtained from China. On a long-term basis, there is an adequate supply of materials available from these countries. There has been no significant interruption in the availability of Chinese or Brazilian bauxite or Chinese magnesite. There have been brief periods of limited supplies of bauxite from Guyana. Some alumina raw materials are available from only one or two suppliers in the United States. Current supplies are adequate to meet A. P. Green's planned production volume for the foreseeable future. Aluminum Company of America is a major supplier of alumina chemicals and supplies up to 90 percent of certain chemicals used by A. P. Green.

     A. P. Green's lime products require two major raw materials, high calcium limestone and dolomitic limestone. High calcium limestone is mined and quarried, respectively, from Company-owned deposits at the Kimballton, Virginia and New Braunfels, Texas plants. The deposit at New Braunfels contained about 51,600,000 tons of usable reserves as of December 31, 1994. The average annual usage of quarried limestone at New Braunfels during the five-year period ended December 31, 1994 was 770,000 tons, with 1994 usage at 906,000 tons. Proven reserves of limestone at this location are estimated to be sufficient for about 67 years of operations, based on recent average annual usage. Company-owned and leased reserves at the Kimballton plant were estimated at 22,300,000 tons as of December 31, 1994. The average annual usage of mined limestone at Kimballton during the five-year period ended December 31, 1994 was 690,000 tons, with 1994 usage at 762,000 tons. Proven reserves of limestone at this location are estimated to be sufficient for 32 years of operations, based on recent average annual usage. Dolomitic limestone is purchased from outside suppliers, primarily The Dow Chemical Company.

     Energy. Natural gas used in the production of refractory products represents approximately 60 percent of total refractory energy costs. However, natural gas usage accounts for only approximately 4 percent of the total cost of refractory sales. Most manufacturing plants maintain a supply of standby energy. Electrical costs vary between operations and account for the balance of refractory energy costs.

     The primary energy source used in the production of lime products is coal, which accounted for virtually all of the total fuel used at the Kimballton plant and about 65 percent of the total fuel used at the New Braunfels plant during 1994. Natural gas (in lieu of coal) is the other major energy source used at New Braunfels, accounting for approximately 35 percent of that facility's total fuel usage in 1994. Coal for both locations and gas for New Braunfels are readily available from numerous suppliers.

     Primary energy supplies for both segments have been ample and have not been a factor in terms of curtailed plant operations. No major shift in energy use patterns for either segment is anticipated.

     Seasonality/Cyclicality.   Refractory sales are moderately seasonal and are
directly related to cyclical fluctuations in production levels and new plant additions by refractory end-users.

     Lime demand is fairly uniform except for the negative impact of adverse weather on soil stabilization shipments. This factor is significant in Texas and surrounding states as soil stabilization shipments for road construction projects are somewhat depressed between November and February due to typically rainy weather conditions.

     Both of the Company's industry segments are sensitive to cyclical fluctuations in the iron, steel and non-ferrous metals industries. APG Lime is also sensitive to cyclical fluctuations in the pulp and paper processing industries.

     Order Backlog. Order backlog for refractories varies by month within a moderate range. The order backlog believed to be firm was approximately $19.0 million and $12.0 million at December 31, 1994 and 1993, respectively, requiring ten to eleven weeks to service for 1994 as compared with eight to nine weeks for 1993. During 1993, the Company changed its method of calculating order backlog for refractories by omitting orders from Company-owned distribution centers. It is estimated that the impact of this change was a reduction in refractories order backlog of approximately $2.5 million.

     Lime products normally do not have any significant backlog, other than for soil stabilization backlog related to state highway lettings, which can vary significantly from period to period. Such backlog was approximately $1.2 million and $1.4 million at December 31, 1994 and 1993, respectively.

     Competition. The refractory industry is highly competitive and demand for refractories fluctuates with the level of activity in the basic industries.
A. P. Green is one of six major producers of domestic refractories. The Company competes internationally with several major domestic producers and a number of international companies. The Company intends to expand its international refractory sales efforts. In addition, there are numerous regional domestic refractory producers. The six major producers are believed to represent approximately 53% of total U.S. annual refractory sales. The major areas of competition in the refractory industry are service, price and product performance. Due to the decline of the United States heavy manufacturing industrial base, the refractory industry has become more price sensitive in recent years. New product introductions are increasing to meet demands of customer operating practices. More stringent requirements placed on product quality are being met with improved quality control at A. P. Green manufacturing plants to minimize deviations from refractory manufacturing standards. The U.K. Bromborough facility and the Fulton, Missouri and Oak Hill, Ohio plants have been ISO 9002 certified and efforts are being made for certification of the other major U.S. plants.

     The Kimballton, Virginia and New  Braunfels, Texas lime plants compete with
three   and  four  primary   lime  producers,  respectively.     Price-sensitive
competition is strong within these areas.

     Capital Expenditures. A. P. Green has implemented a program of maintaining and modernizing its facilities to improve its competitive position. In the three years ended December 31, 1994, A. P. Green invested approximately $16.2 million for such purposes. Of those expenditures, 46% ($7.4 million) were for refractories operations and information systems and 54% ($8.8 million) were for improvements in lime production and environmental controls. A. P. Green believes that these expenditures have provided it with significant cost reductions in certain segments of its business.

     Research and Development. Research activities are principally located at Mexico, Missouri, in a well equipped facility occupying 43,924 square feet. The major objective of the research department is to maintain A. P. Green at the technological forefront of the refractories industry with applied research and development of new and improved refractory products and high-temperature insulators.

     The research department also is responsible for quality systems implementation, raw materials management, analytical and environmental services, and technical liaison with foreign operations. A pilot plant allows testing during the transition of new products to the commercial stage. During 1994, the research department was expanded with the addition of basic refractory products, as a result of the General acquisition, and the hiring of two world renowned PhD's.

     Research and development expenditures amounted to approximately $2.5 million, $2.2 million and $2.4 million during 1994, 1993 and 1992, respectively.

     Significant Customers. A. P. Green is not dependent upon any single customer or group of customers on a regular basis, the loss of which would have a materially adverse effect on A. P. Green. No customer accounted for more than ten percent of A. P. Green's consolidated annual net sales in 1994, 1993 or 1992.

     Employees. The average number of persons employed by A. P. Green during 1994, 1993 and 1992 was 1,656, 1,447 and 1,471, respectively. Approximately 1,040 employees are members of collective bargaining units. The represented unions in the U.S. and Canada are: the Aluminum Brick and Glass Workers International Union, the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America and the United Steel Workers of America. The represented unions in the United Kingdom are: the Transport and General Workers' Union, the Amalgamated Union of Engineering Workers and the Union of Construction and Allied Trades. A 5-year collective bargaining agreement was successfully negotiated in 1993 with the unions represented at the Mexico, Missouri and Fulton, Missouri plants. A. P. Green considers its relations with its employees to be good.

     Environmental Matters. Laws and regulations currently in force which do or may affect A. P. Green's domestic operations include the Federal Clean Water Act, the Clean Air Act of 1970, the National Environmental Policy Act of 1969, the Solid Waste Disposal Act (including the Resource Conservation and Recovery Act of 1976), the Comprehensive Environmental Response, Compensation and Liability Act (including the Superfund Amendments and Reauthorization Act of
1986), the Federal Surface Mining Control and Reclamation Act, the Toxic Substances Control Act, regulations under these Acts, the environmental protection regulations of various governmental agencies (e.g., the Bureau of Land Management Surface Management Regulations, Forest Service Regulations, Environment Canada Regulations and Department of Transportation Regulations) and laws and regulations concerned with mining techniques, reclamation of mined lands, air and water pollution and solid waste disposal.

     In Europe, environmental laws and regulations currently in force which do or may affect the Company's United Kingdom subsidiary include the Rivers (Prevention of Pollution - Scotland) Act of 1951, the Clean Air Act of 1968, the Control of Pollution Act of 1974 (amended in 1989), the Health and Safety at Work Act of 1974, the EC Waste Framework Directive of 1975, the Waste Regulation and Disposal (Authorities) Order of 1985, the Control of Substances Hazardous to Health Regulations of 1988, the Water Act of 1989, the Environmental Protection

Act of 1990, local authority air pollution control, German packaging regulations and the Belgium eco-tax on waste disposal of packaging products.

     From time to time, the Company experiences on-site inspections by environmental regulatory authorities who may impose penalties or require remedial actions. A. P. Green believes that it has substantially complied with, and it intends in the future to so comply with, all laws and regulations (including foreign) governing pollution control and other environmental conditions in all material respects. Such compliance has not had, and is not expected to have, a material adverse effect upon A. P. Green's earnings or competitive position. Information regarding environmental and asbestos-related legal proceedings is set forth in Note 18 of Notes to Consolidated Financial Statements which are included in A. P. Green's 1994 Annual Report to Stockholders and incorporated herein by reference. Capital expenditures have been made over the last several years and are planned in 1995 to install dust and emissions control equipment to improve the impact on the environment of refractory and lime manufacturing operations.

     Patents, Trademarks, and Licenses. All major product brand names, as well as the "A. P. Green" name, are registered in the United States and numerous other countries. A. P. Green currently holds 25 U.S. patents, and had two patent applications outstanding at December 31, 1994. The expiration of these patents will not have a significant financial impact on A. P. Green.
A. P. Green has aggressively licensed its refractory technology and formulations to refractory producers around the world. Currently, there are 15 license agreements with foreign companies, ten of which cover A. P. Green's full range of refractory products and five of which are for limited product lines. License agreements have been added in Spain, Italy, Colombia, Saudi Arabia, Chile, Korea and the United Kingdom since 1988.

(d) Financial Information About Foreign and Domestic Operations and Export Sales

    Financial information regarding geographic segments of A. P. Green is set forth in Note 19 of Notes to Consolidated Financial Statements which is included in A. P. Green's 1994 Annual Report to Stockholders and incorporated herein by reference.


ITEM 2.  PROPERTIES

General

     A. P. Green's principal properties are owned, except as noted, and none of the owned properties are subject to encumbrances, except for buildings and equipment at the Bessemer, Alabama plant used to secure the industrial development revenue bond indebtedness at that plant. The buildings are adequate and suitable for the purposes for which they are used, have been well maintained, are in sound operating condition and are in regular use.

Headquarters

     The headquarters of A. P. Green, which consists of 62,800 square feet of floor space, is located in Mexico, Missouri.

Refractory Manufacturing Facilities

     The following is a description of the U.S. refractory manufacturing facilities operated by A. P. Green. Facilities are owned unless otherwise indicated. Plants in Hitchins, Kentucky, Troup, Texas and Warren, Ohio, obtained in the General acquisition, are excluded:

Location and Nature              Approximate Square           Products
of Property                      Feet of Floor Space        Manufactured

Bessemer, Alabama                       150,300        High Alumina and
  Manufacturing buildings,                             Fireclay Brick
  rail and office

Ellisville, Mississippi                  20,000        Board and Special Shape
  Manufacturing and office                             Refractory Fiber Products
  building

Fulton, Missouri                        240,200        High Alumina Brick,
  Manufacturing buildings,                             including Tar Impregnated
  rail and office                                      and Coked Brick

Gary, Indiana                            98,500        Cast Shapes & Castables
  Manufacturing buildings
  and office

Lehi, Utah                              120,000        High Alumina, Silica and
 Manufacturing buildings,                              Basic Brick; Castables
  rail and office

Little Rock, Arkansas                    37,800        Calcined Refractory Clay,
  Clay storage building,                               Refractory Clay
  rotary calcining kiln,
  rail and office

Mexico, Missouri                      1,142,700        Fireclay, High Alumina
  Manufacturing buildings,                             and Insulating Brick;
  rail and office                                      Zirconia Brick; Mortars,
                                                       Plastics, Castables and
                                                       Light Weight Aggregate

Middletown, Pennsylvania                165,000        Cast Shapes
  Manufacturing buildings
  and office

Location and Nature               Approximate Square        Products
of Property                       Feet of Floor Space     Manufactured

Minerva, Ohio                             9,500        Light Weight Aggregate
  Leased manufacturing                                 and Castables
  building and office

Oak Hill, Ohio                          111,100        Mortars, Plastics
  Manufacturing buildings,                             and Castables
  rail and office

Pryor, Oklahoma                          65,800        Industrial Ceramic
  Manufacturing buildings,                             Fiber Insulation
  rail and office

Pueblo, Colorado                          1,600        Ground Calcined Flint
  Manufacturing building

Rockdale, Illinois                       78,000        Basic Brick
  Manufacturing buildings,
  rail and office

Sproul, Pennsylvania                    102,100        Mortars, Plastics and
  Manufacturing buildings,                             Castables
  rail and office

Sulphur Springs, Texas                  193,100        Fireclay and High
  Manufacturing buildings,                             Alumina Brick;
  rail and office                                      Mortars, Plastics
                                                       and Castables

Mineral Properties

     The refractory plants listed above utilize clay and/or silica, which A. P. Green mines or quarries from deposits leased or owned, or purchases from various sources. Clay and silica deposits include properties known to contain commercially recoverable quantities based on core and/or auger drilling, laboratory testing, surveying and mapping to determine quality. Such properties are held outright in fee simple; under mineral deeds which convey title to all clay or minerals with full rights of ingress, egress and mining; and under lease. The clay reserves are located in Alabama, Arkansas, Colorado, Georgia, Idaho, Missouri, Ohio and Texas, and a silica mine is located in Utah.

Distribution Centers/Sales Offices

     A. P. Green operates distribution centers and maintains refractory stocks and sales offices as indicated in the listing below. All distribution centers are on ground level and range up to approximately 22,000 square feet. With the exception of Chicago, Illinois, Baton Rouge, Louisiana and St. Louis, Missouri, which are owned, the distribution centers/sales office facilities are leased under initial lease terms of one to 20 years.

Distribution Center/Sales Office Locations:

Atlanta, Georgia                             Knoxville, Tennessee
Baltimore, Maryland                          Lehi, Utah
Baton Rouge, Louisiana                       Los Angeles, California
Birmingham, Alabama                          Milwaukee, Wisconsin
Boston, Massachusetts                        Orange, Connecticut
Buffalo, New York                            Philadelphia, Pennsylvania
Charlotte, North Carolina                    Pittsburgh, Pennsylvania
Chicago, Illinois                            Portland, Oregon
Cincinnati, Ohio                             Roanoke, Virginia
Cleveland, Ohio                              Rockford, Illinois
Dallas, Texas                                St. Louis, Missouri
Detroit, Michigan                            Salt Lake City, Utah
East Moline, Illinois                        San Francisco, California
Evansville, Indiana                          Seattle, Washington
Houston, Texas                               Spokane, Washington
Kansas City, Missouri                        Tampa, Florida
Kearny, New Jersey

Lime Operations

     APG Lime operates two industrial lime manufacturing plants. The facility at Kimballton, Virginia consists of an underground mine, rail and various plant buildings, totaling approximately 83,700 square feet of floorspace, situated on approximately 680 owned acres. This plant primarily manufactures industrial lime products and a small amount of soil stabilization lime. APG Lime owns one-half of the mineral rights under national forest property adjacent to the Kimballton plant by royalty lease from the Bureau of Land Management. Such lease was renewed for an additional 20-year term in 1988. The royalty is 2.5 percent of the nominal value of limestone mined. The New Braunfels, Texas facility consists of a surface mine, rail and various plant buildings, totaling approximately 81,000 square feet of floorspace, situated on approximately 1,010 owned acres. This plant manufactures industrial lime products, soil stabilization lime, and lime-based mortars.

Canadian Subsidiary

     A. P. Green Refractories (Canada) Ltd., a wholly owned subsidiary of A. P. Green, owns and operates a refractory manufacturing facility in Weston, Ontario. A 73,900 square foot building is used for manufacturing and storage of refractory mortars, cements, castables, and plastics. In addition, raw materials which are imported principally from A. P. Green's U.S. facilities, are stored there. A. P. Green Refractories (Canada) Ltd. also owns 17,000 square feet of manufacturing space at Acton, Ontario to produce crucibles used by the precious metal assaying industry and vacuum formed fiber products. 1086215 Ontario, Inc., a wholly owned subsidiary of A. P. Green Refractories (Canada) Ltd., owns a 170,000 square foot building in Smithville, Ontario used for manufacturing and storage of basic brick, plastics and castables. Distribution centers and sales offices are maintained at the following locations: Burnaby, British Columbia; Calgary, Alberta; Edmonton, Alberta; Montreal, Quebec; Ottawa, Ontario; Quebec City, Quebec; and Winnipeg, Manitoba. All of the facilities are leased under initial lease terms of one to five years.

United Kingdom Subsidiaries

     A. P. Green Refractories Limited, a wholly owned subsidiary of A. P. Green Industries, Inc., leases and operates its headquarters and manufacturing facility in Bromborough, Wirral, England. A full range of specialties, including mortars, plastics and dense and light weight castables are manufactured in an 76,600 square foot building at this location. Distribution centers and sales offices are maintained in Bromborough, Sheffield and London in England and Risca in Wales to ensure complete customer coverage in the U.K. All of these facilities are leased under initial lease terms of one to nine hundred ninety-nine years.

     Liptak Bradley Limited, a wholly owned subsidiary of A. P. Green Refractories Limited, operates out of the same premises in Bromborough, providing a refractory installation service using exclusively A. P. Green products.

ITEM 3.  LEGAL PROCEEDINGS

     Information regarding legal proceedings is set forth in Note 18 of Notes to Consolidated Financial Statements which is included in A. P. Green's 1994 Annual Report to Stockholders and incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The information set forth below the caption "Common Stock, Market Prices and Dividends" on page 32 of A. P. Green's 1994 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL INFORMATION

     The information set forth below the caption "Comparative Five-Year Summary" on page 32 of A. P. Green's 1994 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The information set forth below the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 13 through 16 of A. P. Green's 1994 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of A. P. Green as of December 31, 1994 and 1993 and for each of the years in the three-year period ended December 31, 1994, and notes thereto (including the quarterly supplementary data)  and the  Independent Auditors' Report  appear on  pages 17 through  31 of
A. P. Green's 1994 Annual Report to Stockholders and are incorporated herein by reference. The Independent Auditors' Report for the financial statement schedules for each of the years in the three-year period ended December 31, 1994, and the financial statement schedules required by Regulation S-X appear on pages F-1 through F-2 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors is contained in A. P. Green's Proxy Statement for the 1995 Annual Meeting of Stockholders under the caption "Item 1 - Election of Directors" and is incorporated herein by reference.

     The following is a list as of March 24, 1995 of the names and ages of the executive officers of A. P. Green and all positions and offices with A. P. Green presently held by the person named. There is no family relationship between any of the named persons.

Name                    Age        All Positions Held With A. P. Green

Paul F. Hummer II        53        Chairman of the Board,
                                   President and Chief Executive Officer

Jurgen H. Abels          50        Vice President, International

Max C. Aiken             57        Executive Vice President

David G. Binder          58        Vice President and Controller

Michael B. Cooney        54        Senior Vice President, Law/Administration and
					     Secretary

Daniel Y. Hagan          55        Vice President, Domestic Refractory Sales

Orville Hunter, Jr.      56        Vice President, Research

Lester C. Reed           54        Vice President, Refractory Manufacturing

Gary L. Roberts          48        Vice President,  Chief Financial  Officer and
					     Treasurer

     The executive officers were appointed by, and serve at the pleasure of, the Board of Directors of A. P. Green. Except for Mr. Reed, all executive officers have held the position listed or another executive position with A. P. Green or an entity affiliated with A. P. Green in excess of five years. Mr. Reed has held his present position since May 1992. Prior thereto, Mr. Reed was Director, Refractory Production of A. P. Green from January 1990 and Vice President - Manufacturing of the Insulation Group at Certainteed Corporation from October 1981 to January 1990.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation is contained in A. P. Green's Proxy Statement for the 1995 Annual Meeting of Stockholders under the caption "Compensation of Executive Officers" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is contained in A. P. Green's Proxy Statement for the 1995 Annual Meeting of Stockholders under the captions "Voting Securities and the Principal Holders Thereof" and "Security Ownership of Stock by Management" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   Consolidated Financial Statements

     The   following  Consolidated  Financial  Statements  of  A. P.  Green  are
contained in A. P. Green's 1994 Annual Report to Stockholders on the following pages thereof:

                                                           Annual Report
                                                           Page Reference
     Consolidated Statements of Earnings - Years Ended
          December 31, 1994, 1993 and 1992                       17

     Consolidated Statements of Financial Position -
          December 31, 1994 and 1993                             18

     Consolidated Statements of Stockholders' Equity -
          Years Ended December 31, 1994, 1993 and 1992           19

     Consolidated Statements of Cash Flows - Years Ended
          December 31, 1994, 1993 and 1992                       20

     Notes to Consolidated Financial Statements -
          December 31, 1994, 1993 and 1992                      21-31

     Independent Auditors' Report as of December 31, 1994
          and 1993 and for each of the years in the
          three-year period ended December 31, 1994              31

     2.   Financial Statement Schedules

     The following financial statement schedules of A. P. Green and the accompanying Independent Auditors' Report are set forth on the following pages of this Annual Report on Form 10-K:

                                                                   Form 10-K
                                                                 Page Reference
     Independent Auditors' Report on the consolidated financial statement schedules as of December 31, 1994 and 1993
       and for each of the years in the three-year period
       ended December 31, 1994.                                       F-1

     Schedule VIII  Valuation and Qualifying Accounts                 F-2

     Some schedules have been omitted because they are not applicable, are not required or the information is included in the consolidated financial statements or notes thereto.

     3.   Exhibits

     Exhibit No.

     3(a) Restated Certificate of Incorporation of A. P. Green is incorporated herein by reference to Exhibit 3(a) of A. P. Green's Annual Report on Form 10-K for the year ended December 31, 1987.

     3(b)       By-Laws  of A. P. Green  is incorporated herein by  reference to
                Exhibit 3(b) of A. P. Green's Annual Report on Form 10-K for the year ended December 31, 1987.

     4(a) Specimen Common Stock Certificate of A. P. Green is incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form 10, dated February 3, 1988.

     4(b) Rights Agreement, dated as of December 22, 1987, between A. P. Green and Harris Trust and Savings Bank, as Rights Agent, is incorporated herein by reference to Exhibit 4.2 of the Registration Statement on Form 10, dated February 3, 1988.

     4(c)       Note Purchase  Agreement, dated  July 28, 1994,  by and  between
                A. P. Green and certain of its subsidiaries and the purchasers of the unsecured notes, is incorporated herein by reference to
                Exhibit 10.1 of A. P. Green's Current Report on Form 8-K dated August 12, 1994.

     10(a) A. P. Green Refractories Co. Supplemental Retirement Plan is incorporated herein by reference to Exhibit 10.10 of the Registration Statement on Form 10, dated February 3, 1988.

     10(b) 1987 Long-Term Performance Plan of A. P. Green is incorporated herein by reference to Exhibit 10(l) of A. P. Green's Annual Report on Form 10-K for the year ended December 31, 1987.

     10(c) 1989 Long-Term Performance Plan of A. P. Green is incorporated herein by reference to Exhibit 10(m) of A. P. Green's Annual Report on Form 10-K for the year ended December 31, 1988.

     10(d) A. P. Green Management Incentive Compensation Plan is incorporated herein by reference to Exhibit 10(g) of A. P. Green's Annual Report on Form 10-K for the year ended December 31, 1989.

     10(e) Form of Indemnification Agreement between A. P. Green and each of its Directors and Officers is incorporated herein by reference to Exhibit 10(m) of A. P. Green's Annual Report on Form 10-K for the year ended December 31, 1987.

     10(f)      Termination Compensation Agreement, dated March 1, 1988, between
                A. P. Green and Paul F. Hummer II, is incorporated herein by reference to Exhibit 10(o) of A. P. Green's Annual Report on Form 10-K for the year ended December 31, 1987.

     10(g) Termination Compensation Agreement, dated November 16, 1988, between A. P. Green and Michael B. Cooney, is incorporated herein by reference to Exhibit 10(r) of A. P. Green's Annual Report on Form 10-K for the year ended December 31, 1988.

     10(h) Form of Addendum No. 1 of Termination Compensation Agreement, dated October 19, 1989, by and between A. P. Green and Paul F. Hummer II or Michael B. Cooney, is incorporated herein by reference to Exhibit 10(w) of A. P. Green's Annual Report on Form 10-K for the year ended December 31, 1989.

     10(i) Form of Termination Compensation Agreement, dated October 19, 1989, between A. P. Green and Gary L. Roberts or Max C. Aiken, is incorporated herein by reference to Exhibit 10(x) of A. P. Green's Annual Report on Form 10-K for the year ended December 31, 1989.

     10(j) 1993 Performance Plan of A. P. Green is incorporated herein by reference to Exhibit 10(j) of A. P. Green's Annual Report on Form 10-K for the year ended December 31, 1993.

     10(k) Asset Acquisition Agreement, dated July 11, 1994, by and among General Refractories Company and certain of its affiliates and
                A. P. Green and certain of its affiliates, is incorporated herein by reference to Exhibit 2.1 of A. P. Green's Current Report on Form 8-K dated August 12, 1994.

     10(l)      Retirement Plan for Directors, dated February 16, 1995.

     10(m) A. P. Green Industries, Inc. Supplemental Retirement Income Plan, executed October 12, 1994, effective January 1, 1995.

     13         A. P. Green's 1994 Annual Report to Stockholders.

     22         Subsidiaries of A. P. Green

     24         Consent of KPMG Peat Marwick

     28(a) Annual Report on Form 11-K for the year ended September 30, 1994 for the A. P. Green Industries, Inc. Investment Plan (including Exhibit thereto).

     28(b)      Financial Data Schedule as of December 31, 1994.

(b)  Reports on Form 8-K.  None.

(c)  See Item 14(a) above.

(d)  See Item 14(a) (2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             A. P. GREEN INDUSTRIES, INC.
                                                        Registrant


Dated:  March 7, 1995                            By: /s/ Michael B. Cooney

                                             Michael  B.  Cooney,   Senior  Vice
                                             President,  Law/Administration  and
                                             Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Title                       Date



/s/ Paul F. Hummer II     Chairman of the Board,              March 7, 1995
Paul F. Hummer II         President, Chief Executive
                          Officer and Director
                          (Principal Executive Officer)

/s/ Gary L. Roberts       Vice President, Chief Financial     March 7, 1995
Gary L. Roberts           Officer and Treasurer
                          (Principal Financial and
                          Accounting Officer)



/s/ Jack R. Janney        Director                            March 9, 1995
Jack R. Janney


/s/ Donald E. Lasater     Director                            March 8, 1995
Donald E. Lasater


/s/ Daniel R. Toll        Director                            March 9, 1995
Daniel R. Toll


/s/ William F. Morrison   Director                            March 8, 1995
William F. Morrison

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
A. P. Green Industries, Inc.:




Under date of February 13, 1995, we reported on the consolidated statements of financial position of A. P. Green Industries, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 Annual Report to Stockholders. As discussed in Note 3 of Notes to Consolidated Financial Statements, the Company changed its method of accounting for postretirement benefits other than pensions and its method of accounting for income taxes in 1992 and changed its method of accounting for postemployment benefits in 1994. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year ended December 31, 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as of December 31, 1994, 1993 and 1992 and for the years then ended. These financial statement schedules are the responsibility of A. P. Green's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/KPMG PEAT MARWICK LLP

St. Louis, Missouri
February 13, 1995

                                  SCHEDULE VIII




                          A. P. GREEN INDUSTRIES, INC.
                            SUPPLEMENTAL INFORMATION
                        VALUATION AND QUALIFYING ACCOUNTS



An analysis of receivable reserves for 1992, 1993 and 1994 is as follows:


                                                    Doubtful
                                                    Accounts
                                             (Dollars In Thousands)

Balance, December 31, 1991                        $ 1,895
Additions in 1992-
  Current year provision                              445
  Reclassification to notes receivable reserves      (113)
Less - Receivables written off, net                  (918)


Balance, December 31, 1992                          1,309
Additions in 1993 -
  Current Year Provision                              143
Less - Receivables written off, net                  (254)

Balance, December 31, 1993                          1,198
Additions in 1994 -
  Current Year Provision                              373
  Acquisition of General Refractories               1,088
Less - Receivables written off, net                  (667)

Balance December 31, 1994                          $1,992