Form 10-K405/A
period 1994-12-31
GREEN A P INDUSTRIES INC
filed 1995-04-19
CIK 826619

This amendment is being submitted to include a Financial Data Schedule as
Exhibit 27 and revised Exhibit Index.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           FORM 10-K/A, AMENDMENT #1
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 _______________

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

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference into the indicated part of this report:

Document                                                    Part of Form 10-K

1994 Annual Report to Stockholders                          Parts I, II and IV
Proxy Statement for 1995 Annual Meeting of Stockholders     Part III

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  3.   Exhibits

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

     10(l)      Retirement Plan for Directors, dated February 16, 1995.

     10(m) A. P. Green Industries, Inc. Supplemental Retirement Income Plan, executed October 12, 1994, effective January 1, 1995.

     13         A. P. Green's 1994 Annual Report to Stockholders.

     22         Subsidiaries of A. P. Green

     24         Consent of KPMG Peat Marwick

     27         Financial Data Schedule as of December 31, 1994.

     28 Annual Report on Form 11-K for the year ended September 30, 1994 for the A. P. Green Industries, Inc. Investment Plan (including Exhibit thereto).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             A. P. GREEN INDUSTRIES, INC.
                                                        Registrant


Dated:  April 19, 1995                       By: /s/ Gary L. Roberts

                                             Gary L. Roberts, Vice President,
                                             Chief Financial Officer and
                                             Treasurer