Form 10-Q
period 1995-03-31
GREEN A P INDUSTRIES INC
filed 1995-05-05
CIK 826619

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549

                                 _______________

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 _______________


For the quarter ended March 31, 1995                 Commission File No. 0-16452
                      --------------                                     -------

                          A. P. GREEN INDUSTRIES, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                             43-0899374
          --------                                             ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

  Green Boulevard, Mexico, Missouri                                65265
  ---------------------------------                                -----
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (314) 473-3626

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  x  No
                                        ___    ___

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of May 5, 1995, 4,028,532 shares of Common Stock, $1 par value, were outstanding.

A. P. GREEN INDUSTRIES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

                                               March 31,   December 31,
                                                 1995          1994
                                              -----------   -----------
(Dollars in thousands, except per share data)

ASSETS

  Current Assets
     Cash and cash equivalents                 $  2,670      $  9,637
     Receivables (net of allowances -
       1995, $2,064; 1994, $1,992)               39,927        43,728
     Reimbursement due on paid asbestos
       claims                                    17,033        11,475
     Inventories                                 51,880        53,452
     Projected insurance recovery on
       asbestos claims                           35,540        35,540
     Deferred income taxes                        4,883         5,355
     Other                                        5,348         4,965
                                               --------      --------
       Total current assets                     157,281       164,152

  Property, plant and equipment, net             93,683        95,412
  Non-current projected insurance
    recovery on asbestos claims                  95,654        97,344
  Long-term pensions                              9,183         9,166
  Other assets                                    7,155         7,048
                                               --------      --------
Total assets                                   $362,956      $373,122
                                               ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                           $ 16,096      $ 22,874
    Accrued expenses
      Payrolls                                    5,577         6,044
      Taxes other than on income                  1,731         1,961
      Insurance reserves                          7,013         6,995
      Current portion of projected
        asbestos claims                          35,793        35,793
      Other                                       8,896        10,650
    Current maturities of long-term debt            147           139
    Income taxes                                    754         1,384
                                               --------      --------
       Total current liabilities                 76,007        85,840

  Deferred income taxes                          15,369        15,677
  Long-term non-pension benefits                 15,382        15,270
  Long-term pensions                             12,641        12,472
  Long-term debt                                 36,984        37,023
  Non-current projected asbestos claims          98,086        99,802
                                               --------      --------
       Total liabilities                        254,469       266,084
                                               --------      --------

  Minority Interest                                 110           -

  Stockholders' Equity
    Preferred stock - $1 par value;
     authorized: 2,000,000 shares;
     issued and outstanding: none                   -             -
    Common stock - $1 par value;
     authorized: 10,000,000 shares;
     issued: 4,476,879 in 1995 and
     4,475,629 in 1994                            4,477         4,476
    Additional paid-in capital                   72,761        72,739
    Retained earnings                            50,688        49,279
    Less: Deferred currency translation          (2,524)       (2,428)
          Treasury stock of 448,347
           shares, at cost                       (9,003)       (9,003)
          Note receivable - ESOT                 (8,021)       (8,021)
          Deferred compensation-restricted
           stock                                     (1)           (4)
                                               --------      --------
       Total stockholders' equity               108,377       107,038
                                               --------      --------
Total liabilities and stockholders'
  equity                                       $362,956      $373,122
                                               ========      ========
See accompanying notes to consolidated financial statements.

A. P. GREEN INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)


                                             Three months ended March 31,
(Dollars in thousands,                       ---------------------------
except per share data)                           1995          1994
                                              ----------    -----------
Net sales                                     $  61,889     $  37,503

Cost of sales                                    51,451        31,397
                                               --------      --------
  Gross profit                                   10,438         6,106

Expenses and other income

  Selling & administrative expenses               7,967         5,969

  Interest expense                                  793           263

  Interest income                                  (323)         (318)

  Other income, net                                (204)         (353)
                                               --------      --------
   Earnings before income taxes and               2,205           545
     cumulative effect of an accounting change

Income tax expense                                  757           109

Equity in net income of affiliates                  240           -
                                               --------      --------
   Earnings before cumulative effect of an
     accounting change                            1,688           436

Cumulative effect of an accounting change
  Postemployment benefits, net of tax               -            (255)
                                               --------      --------
  Net earnings                                 $  1,688      $    181
                                               ========      ========
Earnings per common share before cumulative
  effect of an accounting change               $   0.42      $   0.11

Cumulative effect of an accounting change
  Postemployment benefits, net of tax               -           (0.06)
                                               --------      --------
Net earnings per common share                  $   0.42      $   0.05
                                               ========      ========
Weighted average number of common shares      4,027,918     4,017,265

Dividends per common share                     $   0.07      $   0.06


See accompanying notes to consolidated financial statements.

A. P. GREEN INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                            Three Months Ended March 31,
                                            ---------------------------
(Dollars in thousands)                            1995        1994
                                              -----------   ----------
Cash flows from operating activities

  Net earnings                                 $  1,688    $    181

  Adjustments for items not requiring cash
   Cumulative effect of an accounting change-
    Postemployment benefits, net of tax             -           255
   Equity in net income of affiliates              (240)        -
   Depreciation, depletion and amortization       2,443       2,002
   Deferred compensation earned                       3          11
   Stock compensation to directors                   23          28
   Provision for losses on accounts receivable       88          17
   Gain on sale of assets                           (11)        (43)

  Decrease (increase) in assets
    Trade receivables                             3,712       4,216
    Asbestos claim and fee reimbursements
     received                                     1,697      11,255
    Inventories                                   1,572      (2,120)
    Receivable and prepaid taxes                    -            96
    Other current assets                           (140)       (203)

  Increase (decrease) in liabilities
    Accounts payable and accrued expenses        (9,211)     (5,684)
    Asbestos claims paid                         (7,280)    (13,631)
    Pensions                                        169         229
    Income taxes                                   (629)        (91)
    Deferred income taxes                           163          39
    Long-term non-pension benefits                  112          81
                                               --------    --------
  Net cash used in operating
   activities                                    (5,841)      3,362
                                               --------    --------
Cash flows from investing activities

  Capital expenditures                           (1,003)     (1,029)
  Decrease in other long-term assets                 57         139
  Increase in pension assets                        (16)       (104)
  Proceeds from sales of assets                     132          46
                                               --------    --------
  Net cash used in investing activities            (830)       (948)
                                               --------    --------
Cash flows from financing activities

  Repayments of debt                                (31)        (29)
  Capital contribution to Intogreen Co. from
   minority partner                                 110         -
  Dividends paid                                   (282)       (242)
  Exercised stock options                            -          238
  Tax benefit on dividends paid to ESOP               3           7
                                               --------    --------
  Net cash used in financing activities            (200)        (26)
                                               --------    --------
Effect of exchange rate changes                     (96)       (282)
                                               --------    --------
Net decrease in cash and cash equivalents        (6,967)     (4,618)

Cash and cash equivalents at beginning of year    9,637      16,331
                                               --------    --------
Cash and cash equivalents at end of period     $  2,670    $ 11,713
                                               ========    ========

See accompanying notes to consolidated financial statements.

A. P. GREEN INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.MANAGEMENT'S COMMENTS REGARDING ADJUSTMENTS AND RESULTS OF OPERATIONS
  ---------------------------------------------------------------------

In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal and recurring nature necessary for a fair presentation of the financial position and results of operations for the periods presented. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The results for the quarter ended March 31, 1995 are not necessarily indicative of the results which may occur for the full year. Certain prior year amounts have been reclassified to conform to the 1995 presentation.

2.INVENTORIES

                                 March 31, 1995   December 31, 1994
                                 --------------   -----------------
Finished goods & work-in-process
  Valued at LIFO:
    FIFO cost                        $35,270           $36,233
      Less LIFO reserve              (14,352)          (14,919)
                                     -------           -------
        LIFO cost                     20,918            21,314
   Valued at FIFO                      9,464             9,033
                                     -------           -------
   TOTAL                              30,382            30,347
                                     -------           -------
Raw materials and supplies
  Valued at LIFO:
    FIFO cost                         17,441            20,007
    Less LIFO reserve                 (5,285)           (5,875)
                                     -------           -------
      LIFO cost                       12,156            14,132
  Valued at FIFO                       9,342             8,973
                                     -------           -------
   TOTAL                              21,498            23,105
                                     -------           -------
                                     $51,880           $53,452
                                     =======           =======

3.   LONG-TERM DEBT
     --------------

     In March 1995 the Company's $15 million U. S. long-term line of credit was extended to May 2, 1997. Approximately $4.6 million of standby letters of credit were outstanding against the line at March 31, 1995, leaving an available balance of approximately $10.4 million.

4.   LITIGATION
     ----------

     Asbestos-related claims - Personal Injury
     -----------------------------------------

     A. P. Green is among numerous defendants in lawsuits pending as of March 31, 1995 that seek to recover compensatory, and in many cases, punitive damages for personal injury allegedly resulting from exposure to asbestos-containing products manufactured, sold or installed by A. P. Green.

     A. P. Green is a member of the Center for Claims Resolution (the Center), an organization of twenty companies (Members) who were formerly distributors or manufacturers of asbestos-containing products. The Center administers, evaluates, settles, pays and defends all of the asbestos-related personal injury lawsuits involving its Members. Under the terms of the Center Agreement, each Member's portion of the liability payments and defense costs are based upon, among other things, the number and type of claims brought against it. Claims activity for each of the years ended December 31, 1994 and 1993 was as follows:


                                                       1994       1993
                                                     --------   --------
     Claims pending at January 1                      52,122     50,007
     Claims filed                                     14,836     26,100
     Cases settled, dismissed or
        otherwise resolved                           (16,038)   (23,985)
                                                     --------   --------
        Claims pending at December 31                 50,920     52,122
                                                     ========   ========
     Average settlement amount per claim (1)         $ 1,816    $ 1,728

   (1) Substantially all settlements are covered by the Company's insurance program.

     On January 15, 1993, the Members were named as defendants in a class action lawsuit brought on behalf of all persons who have been occupationally exposed to asbestos-containing products of the Members and who have unasserted claims for such exposure (the Class) pursuant to Federal Rule of Civil Procedure 23(b)(3) in the Federal District Court for the Eastern District of Pennsylvania. At about the same time, the Center negotiated and filed with the Court a settlement (the Settlement) between the Members and the Class.

     Under the terms of the Settlement, the Members have agreed to pay compensation to any member of the Class who has, according to objective medical criteria, physical impairment as a result of such exposure. Different levels of compensation will be paid depending on the type and degree of physical impairment. No punitive damages will be paid. The Settlement provides, among other things, for a cap on the number of claims to be processed each year during the next ten years and a range of settlement values for each disease category. Settlement values are based on historical average payments by the Center for similar cases. Each Member will be responsible for its percentage share of each claim payment (no joint and several liability), such shares having been previously established. Hearings were held to determine the fairness of the Settlement and the court ruled that the Settlement was fair. This ruling has been appealed by certain objectors.

     In a third party action filed simultaneously with the class action (and in parallel Alternate Dispute Resolution proceedings), the Members have asked for a declaratory judgment against their respective insurers that such insurers cannot use the Settlement as a defense to their payment under applicable policies of insurance. The Settlement is expressly contingent upon such declaratory relief. In addition, some Members, including A. P. Green, have asked for a declaratory judgment against their insurers with whom they have not reached coverage resolutions. No decision has been rendered at this date with respect to these issues.

     Under the assumption that it receives these court approvals, the Settlement has provided the Company with a basis for estimating its potential liability and related insurance recovery associated with asbestos cases. The Company has reviewed its insurance policies, historical settlement amounts, the number of pending cases and the projected number of claims to be filed pursuant to the Settlement and the Company's share of amounts to be paid thereunder. The Company has also reviewed its contractual liability for the payment of deductibles under certain insurance policies insuring the E. J. Bartells Company (Bartells), a former subsidiary, against asbestos-related personal injury claims, such policies having been issued when Bartells was owned by A. P. Green. Based upon such reviews, the Company has estimated its liability for such cases and claims to be approximately $134.0 million and $135.6 million at March 31, 1995 and
     December 31, 1994, respectively, with partially offsetting projected insurance reimbursements of approximately $131.2 million and $132.9 million, respectively. While management understands the inherent uncertainty in litigation of this type and the possibility that past costs may not be indicative of future costs, management does not believe that these claims and cases will have any additional material adverse effect on the Company's financial position or results of operations. Management anticipates that payments for these claims will occur over at least ten years and can be made from normal operating cash sources.

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


     Asbestos-related claims-Property Damage
     ---------------------------------------

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

     There was no assumption of asbestos-related liability, either personal injury or property damage, in connection with the August, 1994 acquisition of the refractories business of General Refractories Company and affiliated companies (General).

     Environmental
     -------------

     The EPA or other private parties have named the Company or one of its subsidiaries as a potentially responsible party in connection with two superfund sites in the United States. The Company is a de minimis party with respect to one of the sites and expects to arrive at a settlement agreement and Consent Decree with respect to it for an amount of not more than $10,000. With respect to the second, involving a wholly owned subsidiary of the Company, there does not appear to be any evidence of delivery to the site of hazardous material by the subsidiary. An estimate has been made of the costs to be incurred in these matters and the Company has recorded a reserve respecting those costs.

     Other
     -----

     A. P. Green is subject to claims and other lawsuits that arise in the ordinary course of business, some of which may seek damages in substantial amounts, including punitive or extraordinary damages. Reserves for these claims and lawsuits are recorded to the extent that losses are deemed probable and are estimable. In the opinion of management, the disposition of all current claims and lawsuits will not have a material adverse effect on the consolidated financial position or results of operations of A. P. Green.

A. P. GREEN INDUSTRIES, INC.

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
              OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
- ---------------------

Total sales increased 65.0% from $37.5 million for the three months ended March 31, 1994 to $61.9 million for the comparable 1995 three-month period. Gross profit increased 70.9% from $6.1 million to $10.4 million for the comparable periods. The impact from the August 1994 General acquisition was to increase sales by approximately $17.7 million and gross profit by approximately $1.9 million.

Refractory Products and Services
- --------------------------------

Refractory products and services sales were $29.1 million and $53.0 million for the three-month periods ended March 31, 1994 and 1995, respectively, reflecting an increase of 82.2%. United States refractory sales increased 83.5% from $26.0 million to $47.6 million for the comparable three-month periods, of which approximately $15.8 million was due to the General acquisition. Excluding this acquisition impact, brick, specialties and ceramic fiber volumes all increased, with a small decline in clays and grogs, for a net volume increase of 23.7%. Prices on all U.S. refractory product lines were down an average of 2.1% for the comparable quarters. Pricing improvements are expected in future quarters as the impact of a March 1, 1995 price increase is more fully realized. U.S.
export sales improved 87.1% from $2.2 million to $4.2 million, largely resulting from the General acquisition.

Sales of the Canadian subsidiary showed significant improvement from $2.9 million for the three-month period ended March 31, 1994 to $5.5 million for the comparable 1995 period, an 86.6% increase. The impact from the General acquisition was to increase Canadian sales by $2.3 million. Excluding this impact, declines in specialties and pre-cast shape volumes were more than offset by increases in all other product lines, resulting in an overall volume improvement of 6.0%. Prices increased for all Canadian product lines, with the exception of ceramic fiber, by an average of 5.4%. In the first quarter of 1994, a reserve of approximately $315,000 was established for the cost of Canadian personnel reductions made during that quarter, resulting in a 1994 pre-tax loss of $63,000 compared to a pre-tax loss of $19,000 during the first quarter of 1995. The 1995 results included $105,000 in interest expense on the debt associated with acquisition of the General operation in Canada.

Sales in the United Kingdom (U.K.) increased 31.2% from $1.4 million to $1.8 million for the comparable quarter as the U.K. market showed signs of strengthening. This sales increase resulted in pre-tax earnings of $107,000 in the first quarter of 1995 compared to a $52,000 loss in the comparable 1994 period.

Consolidated cost of sales as a percentage of sales increased from 83.2% to 84.1% for the three months ended March 31, 1994 and 1995, respectively. This increase was primarily due to higher unfavorable labor and brick breakage variances in the U.S. and increases in inbound freight, raw material and machinery maintenance costs. Cost of sales as a percentage of sales at the acquired General plant in Canada also contributed to the increase due primarily to negative production variances resulting from low volumes and high maintenance expenses necessary to bring the facility up to an appropriate state of repair. Refractory operating profits increased 147.7% from $1.2 million to $3.0 million in 1994 and 1995, respectively.

Industrial Lime
- ---------------

Industrial lime sales increased 5.8% from $8.5 million to $9.0 million for the respective first quarters of 1994 and 1995, with all of the increase coming out of the Kimballton, Virginia plant. Volumes at both plants increased an average of 3.9% across all product lines except road stabilization lime at the New Braunfels, Texas facility. Average selling prices increased 1.8% for the comparable periods, with increases coming from all major product lines at the Kimballton plant, partially offset by declines in all major product lines at New Braunfels.

The gross margins of the Company's industrial lime operations are sensitive to volume changes due to the capital intensive nature of the operations and semi-fixed nature of other costs. As a result of the sales increase, gross profit and operating profit increased 66.4% and 88.5%, respectively. Also contributing to this improvement were reductions in workers' compensation, maintenance and purchased raw materials costs at the New Braunfels plant and lower processing fuel and depreciation expense at the Kimballton plant, partially offset by increased maintenance costs at Kimballton. In addition, both facilities had net favorable production variances during the first quarter of 1995 compared to unfavorable variances in 1994 resulting from a weather-related production curtailment at Kimballton and downtime at New Braunfels related to the installation of a new kiln preheater and dust collection system.

Expenses and Other Income
- -------------------------

Selling and administrative expenses increased 33.5% from $6.0 million for the three-month period ended March 31, 1994 to $8.0 million for the comparable 1995 period. Increases in salaries and related costs, salaried pensions, travel, office expenses, professional fees, rent and amortization of intangibles were all largely related to the addition of General sales and research personnel and
intangible assets included  in  the  acquisition.   Also  contributing  to  the
increase were an increased provision for losses on accounts receivable, primarily due to the higher sales and accounts receivable levels, and higher sales and management incentive expenses.

Interest expense increased from $263,000 in 1994 to $793,000 in 1995 due to the additional debt associated with the General acquisition. There were no bank line borrowings during the first quarter of either period. Interest income for the first quarter of 1995 increased 1.6% from the comparable 1994 three-month period. Other income decreased 42.2% for the comparable three-month periods primarily due to a reduction in royalty income resulting from cancellation of a licensing agreement with a significant Mexican licensee during the fourth quarter of 1994. This was partially offset by higher transaction gains on U.S. dollar denominated accounts at the Canadian subsidiary compared to the first quarter of 1994. The Company and its Canadian and U.K. subsidiaries typically transact business in their own currencies and accordingly are not subject to significant transaction gains and losses.

Income Taxes
- ------------

The 20.0% effective income tax rate in 1994 as compared to 31.0% in 1995 was primarily due to depletion expense at APG Lime which, at the lower 1994 earnings level, had more of a pronounced impact on the effective income tax rate.

Accounting Changes
- ------------------

The cumulative effect of adopting the Financial Accounting Standards Board Statement No. 112, "Employers' Accounting for Postemployment Benefits," further reduced 1994 net income by $255,000.

Equity in Net Income of Affiliates
- ----------------------------------

The Company's share of income from two new Colombian affiliates acquired from General was $240,000 in the first quarter of 1995.

                                  INDUSTRY SEGMENTS
                                    (In thousands)

                                     Three Months Ended March 31,
                                     ---------------------------
                                           1995         1994
                                         --------     --------
Net Sales
- ---------
Refractory products and services         $ 52,979     $ 29,084
Industrial lime                             8,957        8,469
Intersegment eliminations                     (47)         (50)
                                         --------     --------
                                         $ 61,889     $ 37,503
                                         ========     ========
Gross Profit
- ------------
Refractory products and services         $  8,409     $  4,887
Industrial lime                             2,029        1,219
                                         --------     --------
                                         $ 10,438     $  6,106
                                         ========     ========
Gross Profit Percentage
- -----------------------
Refractory products and services             15.9%        16.8%
Industrial lime                              22.7%        14.4%

                                             16.9%        16.3%
                                         ========     ========
Operating Profit
- ----------------
Refractory products and services         $  2,955    $   1,193
Industrial lime                             1,749          928
                                         --------     --------
                                            4,704        2,121
                                         --------     --------
Other Charges to Income

General corporate expenses, net             2,029        1,631
Interest expense                              793          263
Interest income                              (323)        (318)
                                         --------     --------
  Total other charges                       2,499        1,576
                                         --------     --------
Earnings Before Income Taxes and
  Cumulative Effect of an Accounting
  Change                                $   2,205    $     545
                                         ========     ========
Identifiable Assets (at period end)
- ----------------------------------
Refractory products and services         $309,683     $260,484
Industrial lime                            46,754       45,848
Corporate                                   6,519       15,916
                                         --------     --------
                                         $362,956     $322,248
                                         ========     ========

                                     Three Months Ended March 31,
                                     ---------------------------
                                           1995         1994
                                         --------     --------

Depreciation, Depletion and Amortization
- ----------------------------------------
Refractory products and services         $  1,534     $  1,056
Industrial lime                               655          707
Corporate                                     254          239
                                         --------     --------
                                         $  2,443     $  2,002
                                         ========     ========
Capital Expenditures
- --------------------
Refractory products and services         $    871     $    196
Industrial lime                               118          506
Corporate                                      14          327
                                         --------     --------
                                         $  1,003     $  1,029
                                         ========     ========

                                  GEOGRAPHIC SEGMENTS
                                     (In thousands)

                                     Three Months Ended March 31,
                                     ---------------------------
                                           1995         1994
                                         --------     --------
Net Sales
- ---------
United States                            $ 56,604     $ 34,437
Canada                                      5,489        2,942
United Kingdom                              1,813        1,382
Intersegment transfers (primarily U.S.)    (2,017)      (1,258)
                                         --------     --------
                                         $ 61,889     $ 37,503
                                         ========     ========
Earnings (Loss) Before Income Taxes and
  Cumulative Effect of an Accounting
  Change
- ---------------------------------------
United States                            $  2,117     $    660
Canada                                        (19)         (63)
United Kingdom                                107          (52)
                                         --------     --------
                                         $  2,205     $    545
                                         ========     ========
Identifiable Assets (at period end)
- ----------------------------------
United States                            $335,316     $295,551
Canada                                     17,444        7,861
United Kingdom                              3,677        2,920
Corporate                                   6,519       15,916
                                         --------     --------
                                         $362,956     $322,248
                                         ========     ========

                              PRICE/VOLUME SUMMARY
                            1995 AS COMPARED TO 1994
                           PERCENT INCREASE (DECREASE)



                                                   Three
                                                   Months
                                                   Ended
                                                   ------

U.S. Refractory Products Sales
   (excluding impact of General
    Refractories acquisition)

  Volume                                            23.7%

  Price                                             (2.1)

Industrial Lime Sales

  Volume                                             3.9

  Price                                              1.8

FINANCIAL CONDITION
- -------------------

     The Company continues to maintain a strong balance sheet.

                               Summary Information
                             (Dollars in thousands)

                                 March 31,
                          -----------------------       December 31,
                            1995           1994             1994
                          --------       --------       -----------
Working capital           $ 81,274       $ 55,166        $ 78,312

Current ratio                2.1:1          2.0:1           1.9:1

Total assets              $362,956       $322,248        $373,122

Current maturities of
 long-term debt                147            128             139

Long-term debt              36,984         12,126          37,023

Stockholders' equity      $108,377       $100,871        $107,038

Debt to total
 capitalization (1)           25.5%          10.8%           25.7%

      (1) Calculated as total Debt (long-term debt including current maturities) divided by total stockholders' equity plus total Debt.

The following balance sheet increases resulted from the General acquisition on August 1, 1994 (in millions):

     Receivables, net                     $12.3
     Inventories                           22.7
     Deferred income taxes                  1.1
     Other current assets                   0.4
                                          -----
        Total current assets               36.5

     Property, plant and equipment         18.7
     Long-term pension assets               0.5
     Other long-term assets                 5.4
                                          -----
        Total assets                      $61.1
                                          =====

     Accounts payable                     $ 8.9
     Accrued payrolls                       1.5
     Accrued taxes other than on income     0.6
     Accrued insurance                      4.7
     Accrued other                          7.6
                                          -----
        Total current liabilities          23.3

     Deferred income taxes                  1.1
     Long-term non-pension benefits         0.1
     Long-term pensions                    11.6
     Notes payable                         25.0
                                          -----
        Total liabilities                 $61.1
                                          =====
     Working capital                      $13.2


Working capital increased 47.3%, or $26.1 million, from $55.2 million at March 31, 1994 to $81.3 million at March 31, 1995, including the $13.2 million obtained through the General acquisition, while the ratio of current assets to current liabilities increased from 2.0:1 to 2.1:1. Excluding the acquisition impact, the increase in working capital was primarily due to increases in trade receivables of $5.0 million, reimbursement due on paid asbestos claims of $8.8 million and closed plants' fixed assets held for sale (included in other current assets) of $2.5 million, partially offset by a reduction in cash and cash equivalents of $9.0 million. Also contributing to the working capital increase was a $1.5 million reduction in accounts payable and $1.2 million in charges against the accrual for plant closing costs.

The  increase  in reimbursement  due  on  paid  asbestos claims  and  offsetting reduction in cash and cash equivalents since March 31, 1994, as well as the changes in these items since December 31, 1994, were due to negotiations with insurance carriers temporarily delaying reimbursements from those carriers. A payment of $6.9 million was received from one carrier in April 1995. In addition, that carrier has agreed to make future payments directly to the Center for Claims Resolution, which will have a significant favorable impact on fluctuations in the Company's cash balances, cash requirements and the balance in reimbursement due on paid asbestos claims.

The increase in trade receivables, both since March 31, 1994 and the $3.8 million increase since December 31, 1994, was primarily due to the increased sales level. The $6.8 million reduction in accounts payable since December 31, 1994 was primarily due to a $6.5 million payment in January 1995 to the Center for Claims Resolution. The $1.8 million reduction in other accrued expenses since December 31, 1994 was due primarily to charges against the accrual for plant closing costs.

Capital expenditures for the refractories business increased by $675,000 in the first quarter of 1995 compared to the same period in 1994, offset by reductions in capital expenditures related to corporate functions and at the lime plants. The refractories increase was due to both upgrading and modernization of the acquired General facilities and replacement, modernization and expansion of pre-acquisition operations.

In March 1995, capital contributions were made by A. P. Green and INTOCAST AG to form a joint venture partnership, INTOGREEN Co., which will sell and install cast monolithic ladle linings to the steel industry in the United States, Canada and Mexico. INTOCAST AG is a world leader in the development of cast ladle linings. Its contribution to the partnership is reflected on the balance sheet as a minority interest of $110,000.

A. P. GREEN INDUSTRIES, INC.

PART II.  OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------
     (a)  Exhibits:

          Exhibit No.
          -----------
          27 Financial Data Schedule as of and for the Three Months Ended March 31,1995

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed during the quarter ended March 31, 1995.



                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                A. P. Green Industries, Inc.
                                           (Registrant)



                                By:      /s/Gary L. Roberts
                                   ---------------------------------
                                            Gary L. Roberts
                                   Vice President, Chief Financial
                                     Officer and Treasurer


Date:  May 5, 1995
     -----------------