Form 10-Q
period 1995-06-30
GREEN A P INDUSTRIES INC
filed 1995-08-14
CIK 826619

SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.   20549

                                   _______________

                                      FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                                   _______________


For the quarter ended June 30, 1995                  Commission File No. 0-16452
                      -------------                                      -------

                            A. P. GREEN INDUSTRIES, INC.
                            ----------------------------
               (Exact name of registrant as specified in its charter)


            Delaware                                             43-0899374
            --------                                             ----------
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                             Identification No.)

    Green Boulevard, Mexico, Missouri                              65265
    ---------------------------------                              -----
  (Address of principal executive offices)                       (Zip Code)

  Registrant's telephone number, including area code:  (314) 473-3626

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                             ---     --
Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of August 14, 1995, 4,028,532 shares of Common Stock, $1 par value, were outstanding.

A. P. GREEN INDUSTRIES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

                                                 June 30,   December 31,
                                                   1995          1994
                                                 --------   -------------
  (Dollars in thousands, except per share data)

  ASSETS

    Current Assets
       Cash and cash equivalents                 $ 10,606      $  9,637
       Receivables (net of allowances -
         1995, $2,032; 1994, $1,992)               44,603        43,728
       Reimbursement due on paid asbestos
         claims                                     5,510        11,475
       Inventories                                 51,102        53,452
       Projected insurance recovery on
         asbestos claims                           35,540        35,540
       Deferred income tax benefit                  4,685         5,355
       Other                                        5,800         4,965
                                                 --------      --------
         Total current assets                     157,846       164,152

    Property, plant and equipment, net             93,713        95,412
    Non-current projected insurance
      recovery on asbestos claims                  77,972        97,344
    Long-term pensions                              9,219         9,166
    Other assets                                    6,841         7,048
                                                 --------      --------
  Total assets                                   $345,591      $373,122
                                                 ========      ========

  LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
      Accounts payable                           $ 14,938      $ 22,874
      Accrued expenses
        Payrolls                                    6,118         6,044
        Taxes other than on income                  2,113         1,961
        Insurance reserves                          5,746         6,995
        Current portion of projected
          asbestos claims                          35,794        35,793
        Other                                       9,702        10,650
      Current maturities of long-term debt            152           139
      Income taxes                                    795         1,384
                                                 --------      --------
         Total current liabilities                 75,358        85,840

    Deferred income taxes                          14,102        15,677
    Long-term non-pension benefits                 15,455        15,270
    Long-term pensions                             12,714        12,472
    Long-term debt                                 36,945        37,023
    Non-current projected asbestos claims          79,881        99,802
                                                 --------      --------
         Total liabilities                        234,455       266,084
                                                 --------      --------
    Minority interest                                  93           -

    Stockholders' Equity
      Preferred stock - $1 par value;
       authorized: 2,000,000 shares;
       issued and outstanding: none                   -             -
      Common stock - $1 par value;
       authorized: 10,000,000 shares;
       issued: 4,476,879 in 1995 and
       4,475,629 in 1994                            4,477         4,476
      Additional paid-in capital                   72,761        72,739
      Retained earnings                            52,925        49,279
      Less: Deferred currency translation          (2,096)       (2,428)
            Treasury stock of 448,347
             shares, at cost                       (9,003)       (9,003)
            Note receivable - ESOT                 (8,021)       (8,021)
            Deferred compensation-restricted
             stock                                    -              (4)
                                                 --------      --------
         Total stockholders' equity               111,043       107,038
                                                 --------      --------
  Total liabilities and stockholders'
    equity                                       $345,591      $373,122
                                                 ========      ========

  See accompanying notes to consolidated financial statements.

  A. P. GREEN INDUSTRIES, INC.

  CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)


                                              Three months ended June 30,
  (Dollars in thousands,                      ---------------------------
  except per share data)                           1995         1994
                                                   ----         ----

  Net sales                                     $  64,315   $  40,849

  Cost of sales                                    54,356      33,397
                                                ---------   ---------
    Gross profit                                    9,959       7,452

  Expenses and other income

    Selling & administrative expenses               7,692       5,776

    Interest expense                                  798         257

    Interest income                                  (388)       (325)

    Minority interest in losses of
      consolidated subsidiary                         (27)        -

    Other income, net                                 (58)       (247)
                                                ---------   ---------
     Earnings before income taxes                   1,942       1,991

  Income tax expense (benefit)                       (398)        635

  Equity in net income of affiliates                  166         -
                                                ---------   ---------
    Net earnings                                $   2,506   $   1,356
                                                =========   =========

  Net earnings per common share                 $    0.62   $    0.34
                                                =========   =========
  Weighted average number of common shares      4,028,532   4,027,282
                                                =========   =========
  Dividends per common share                    $    0.07   $    0.06
                                                =========   =========

  See accompanying notes to consolidated financial statements.

  A. P. GREEN INDUSTRIES, INC.

  CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)


                                                 Six months ended June 30,
  (Dollars in thousands,                        -------------------------
  except per share data)                           1995           1994
                                                   ----           ----

  Net sales                                     $ 126,204     $  78,352

  Cost of sales                                   105,807        64,794
                                                ---------     ---------
    Gross profit                                   20,397        13,558

  Expenses and other income

    Selling & administrative expenses              15,659        11,745

    Interest expense                                1,590           520

    Interest income                                  (710)         (643)

    Minority interest in losses of
      consolidated subsidiary                         (27)          -

    Other income, net                                (262)         (600)
                                                ---------     ---------
     Earnings before income taxes and
       cumulative effect of an accounting
       change                                       4,147         2,536

  Income tax expense                                  359           744

  Equity in net income of affiliates                  406           -
                                                ---------     ---------
  Earnings before cumulative effect of an
    accounting change                               4,194         1,792

  Cumulative effect of an accounting change
    Postemployment benefits, net of tax               -            (255)
                                                ---------     ---------
    Net earnings                                $   4,194     $   1,537
                                                =========     =========
  Earnings per common share before cumulative
    effect of an accounting change              $    1.04     $    0.44

  Cumulative effect of an accounting change
    Postemployment benefits, net of tax               -           (0.06)
                                                ---------     ---------
  Net earnings per common share                 $    1.04     $    0.38
                                                =========     =========
  Weighted average number of common shares      4,028,332     4,022,329
                                                =========     =========
  Dividends per common share                    $    0.14     $    0.12
                                                =========     =========

  See accompanying notes to consolidated financial statements.

  A. P. GREEN INDUSTRIES, INC.

  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                 Six Months Ended June 30,
                                                 -------------------------
  (Dollars in thousands)                            1995        1994
                                                    ----        ----

  Cash flows from operating activities

    Net earnings                                 $  4,194    $  1,537

    Adjustments for items not requiring cash
     Cumulative effect of an accounting change-
      Postemployment benefits, net of tax             -           255
     Equity in undistributed earnings of
      affiliates                                      (62)        -
     Depreciation, depletion and amortization       4,964       3,930
     Deferred compensation earned                       4          17
     Stock compensation to directors                   23          28
     Provision for losses on accounts receivable      249          94
     Loss (gain) on sale of assets                     34          (6)
     Minority interest in losses of consolidated
      subsidiary                                      (27)        -

    Decrease (increase) in assets
      Trade receivables                            (1,124)        368
      Asbestos claim and fee reimbursements
       received                                    19,391      14,969
      Inventories                                   2,351      (4,428)
      Receivable and prepaid taxes                    -           228
      Other current assets                           (782)       (659)

    Increase (decrease) in liabilities
      Accounts payable and accrued expenses        (9,047)     (1,771)
      Asbestos claims paid                        (14,834)    (21,544)
      Pensions                                        242         191
      Income taxes                                   (589)       (190)
      Deferred income taxes                          (906)        152
      Long-term non-pension benefits                  185         263
                                                 --------    --------
    Net cash from (used in) operating
     activities                                     4,266      (6,566)
                                                 --------    --------
  Cash flows from investing activities

    Capital expenditures                           (3,420)     (3,322)
    Decrease in other long-term assets                118         216
    Increase in pension assets                        (53)       (231)
    Proceeds from sales of assets                     220          48
                                                 --------    --------
    Net cash used in investing activities          (3,135)     (3,289)
                                                 --------    --------
  Cash flows from financing activities

    Repayments of debt                                (65)        (61)
    Capital contribution to Intogreen Co. from
     minority partner                                 120         -
    Dividends paid                                   (564)       (483)
    Exercised stock options                           -           237
    Tax benefit on dividends paid to ESOP              15          15
    Tax effect on stock plan                          -            (3)
                                                 --------    --------
    Net cash used in financing activities            (494)       (295)
                                                 --------    --------
  Effect of exchange rate changes                     332        (258)
                                                 --------    --------
  Net increase (decrease) in cash and cash
    equivalents                                       969     (10,408)

  Cash and cash equivalents at beginning of year    9,637      16,331
                                                 --------    --------
  Cash and cash equivalents at end of period     $ 10,606    $  5,923
                                                 ========    ========

  See accompanying notes to consolidated financial statements.

A. P. GREEN INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  MANAGEMENT'S COMMENTS REGARDING ADJUSTMENTS AND RESULTS OF OPERATIONS
    ---------------------------------------------------------------------
In  the   opinion  of  management,   the  accompanying   consolidated  financial
statements include all adjustments of a normal and recurring nature necessary for a fair presentation of the financial position and results of operations for the periods presented. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The results for the quarter ended June 30, 1995 are not necessarily indicative of the results which may occur for the full year.

2.  INVENTORIES
    -----------
                                             June  30, 1995   December 31, 1995
                                             ---------------  -----------------
Finished goods & work-in-process
  Valued at LIFO:
    FIFO cost                                   $ 34,846           $ 36,233
    Less LIFO reserve                            (14,393)           (14,919)
                                                --------           --------
      LIFO cost                                   20,453             21,314
  Valued at FIFO                                   9,342              9,033
                                                --------           --------
    TOTAL                                         29,795             30,347
                                                --------           --------
Raw materials and supplies
  Valued at LIFO:
    FIFO cost                                     17,023             20,007
    Less LIFO reserve                             (5,221)            (5,875)
                                                --------           --------
      LIFO cost                                   11,802             14,132
  Valued at FIFO                                   9,505              8,973
                                                --------           --------
    TOTAL                                         21,307             23,105
                                                --------           --------
                                                $ 51,102           $ 53,452
                                                ========           ========

3.  LITIGATION
    ----------
Asbestos-related Claims - Personal Injury
-----------------------------------------
A. P. Green is among numerous defendants in lawsuits pending as of June 30, 1995 that seek to recover compensatory, and in many cases, punitive damages for
personal  injury  allegedly   resulting  from  exposure  to  asbestos-containing
products manufactured, sold or installed by A. P. Green.

A. P. Green is a member of the Center for Claims Resolution (the Center), an organization of twenty companies (Members) who were formerly distributors or manufacturers of asbestos-containing products. The Center administers, evaluates, settles, pays and defends all of the asbestos-related personal injury lawsuits involving its Members. Under the terms of the Center Agreement, each Member's portion of the liability payments and defense costs are based upon, among other things, the number and type of claims brought against it. Claims activity for the Company for each of the years ended December 31, 1994 and 1993 was as follows:

-------------------------------------------------------------------------------
                                                       1994           1993
-------------------------------------------------------------------------------

Claims pending at January 1                           52,122         50,007
Claims filed                                          14,836         26,100
Cases settled, dismissed or
  otherwise resolved                                 (16,038)       (23,985)
                                                     -------        -------
       Claims pending at December 31                  50,920         52,122
                                                     -------        -------
     Average settlement amount per claim (1)         $ 1,816        $ 1,728
===============================================================================

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

In a third party action filed simultaneously with the class action (and in parallel Alternate Dispute Resolution proceedings), the Members have asked for a declaratory judgment against their respective insurers that such insurers cannot use the Settlement as a defense to their payment under applicable insurance policies. The Settlement is expressly contingent upon such declaratory relief. In addition, some Members, including A. P. Green, have asked for a declaratory judgment against their insurers with whom they have not reached coverage resolutions. No decision has been rendered at this date with respect to these issues.

Under the assumption that it receives these court approvals, the Settlement has provided the Company with a basis for estimating its potential liability and related insurance policies recovery associated with asbestos cases. The Company has reviewed its insurance policies, historical settlement amounts, the number of pending cases and the projected number of claims to be filed pursuant to the Settlement and the Company's share of amounts to be paid thereunder. The Company has also reviewed its contractual liability for the payment of deductibles under certain insurance policies insuring the E. J. Bartells Company (Bartells), a former subsidiary, against asbestos-related personal injury claims, such policies having been issued when Bartells was owned by A. P. Green. Based upon such reviews, the Company has estimated its liability for such cases and claims to be approximately $115.7 million and $135.6 million at June 30, 1995 and December 31, 1994, respectively, with partially offsetting projected insurance reimbursements of approximately $113.5 million and $132.9 million, respectively. While management understands the inherent uncertainty in litigation of this type and the possibility that past costs may not be indicative of future costs, management does not believe that these claims and cases will have any additional material adverse effect on the Company's financial position or results of operations. Management anticipates that payments for these claims will occur over at least ten years and can be made from normal operating cash sources.

In addition  to asbestos-related  personal  injury  claims  asserted  against
A. P. Green, a number of claims have been asserted against Bigelow-Liptak Corporation (now known as A. P. Green Services, Inc.), a subsidiary of the Company. These claims have been and are currently being handled by such subsidiary's insurance carriers. Except for deductible amounts or retentions provided for under insurance policies, no claim for reimbursement of defense or indemnity payments has been made against the Company or such subsidiary by any such carriers.

Asbestos-related Claims - Property Damage
-----------------------------------------
A. P. Green is also among numerous defendants in a property damage class action suit pending in South Carolina. A. P. Green previously has been dismissed from a number of property damage cases and believes that it should be dismissed from the South Carolina case based on the end uses of its products. A similar suit pending in the State of Oregon involves a former wholly owned subsidiary of the Company and is being defended by the Company's insurance carrier. Based upon the Company's history in these asbestos-related property damage claims, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

There was no assumption of asbestos-related liability, either personal injury or property damage, in connection with the August 1994 acquisition of the refractories business of General Refractories Company and its affiliated companies (General).

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

A. P. GREEN INDUSTRIES, INC.

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION

RESULTS  OF OPERATIONS  - THREE  MONTHS ENDED  JUNE 30,  1995 COMPARED  TO THREE
------------------------------------------------------------------------------
MONTHS ENDED JUNE 30, 1994
--------------------------

Total sales increased 57.5% to $64.3 million for the three months ended June 30, 1995 from $40.8 million for the comparable 1994 three-month period. Gross profit increased 33.6% to $10.0 million from $7.5 million for the comparable periods. The impact from the August 1994 General acquisition was to increase sales by approximately $16.1 million and gross profit by approximately $1.3 million.

Refractory Products and Services
--------------------------------
Refractory products and services sales increased 68.2% to $54.3 million for the three months ended June 30, 1995 from $32.3 million for the comparable 1994 period. United States refractory sales were $46.4 million and $28.8 million for the three-month periods ended June 30, 1995 and 1994, respectively, an increase of 61.3%. The impact from the General acquisition was to increase U.S. refractory sales by $13.6 million. Excluding this acquisition impact, U.S. refractory product sales volumes increased an average of 18.6%, with increases in all product lines except ceramic fiber products. Brick and specialty prices were down, partially offset by increases in pricing of ceramic fiber products and cast shapes for a net price decrease of 3.3%. U.S. export sales improved 78.1% to $4.2 million in the second quarter of 1995 from $2.4 million for the second quarter of 1994, largely due to the General acquisition.

Sales of the Canadian subsidiary continued to show significant improvement, increasing 99.0% to $7.1 million for the three-month period ended June 30, 1995 from $3.6 million for the comparable 1994 period. The impact from the General acquisition was to increase Canadian sales by $2.9 million. Excluding this impact, volumes increased across all major product lines an average of 8.8%. Price increases for specialties and crucibles were partially offset by declines in brick and ceramic fiber pricing, resulting in an overall price improvement of 2.7%. The Canadian operation generated a pre-tax loss of $107,000 for the second quarter of 1995 compared to pre-tax earnings of $280,000 for the comparable 1994 period. The 1995 loss was due to interest expense of $105,000 on the debt associated with the acquisition of the General operation in Canada and establishment of a reserve of approximately $380,000 for exit costs and termination benefits for 26 employees associated with the closing and sale of the Weston, Ontario plant, which was announced in June 1995.

Sales in the United Kingdom (U.K.) doubled to $2.6 million for the second quarter of 1995 from $1.3 million for the comparable 1994 period, reflecting continued improvement in the U.K. market. The sales increase generated pre-tax earnings of $135,000 for the three months ended June 30, 1995 compared to a pre-tax loss of $68,000 for the 1994 period.

Refractory products cost of sales as a percentage of sales increased to 86.3% compared to 82.3% for the three months ended June 30, 1995 and 1994, respectively. This increase was primarily due to a higher percentage of lower margin sales to the steel industry at the acquired General facilities, increased raw material costs and equipment maintenance expenses and larger unfavorable brick breakage variances in the U.S. during 1995 compared to 1994, partially offset by improved labor efficiencies and reduced group insurance and workers' compensation costs. Also contributing to the cost increase were increases in the obsolete inventory and U.S. plant shutdown reserves, both of which were established at the time of the General acquisition related to facilities to be closed, as well as establishment of the Canadian plant shutdown reserve previously mentioned. The U.S. plant shutdown reserve was increased approximately $330,000 due primarily to revised estimates of employee termination benefits resulting from the sale of these facilities taking longer than anticipated. Substantially all employees at these facilities have been terminated, and approximately $2.8 million of termination benefits and plant closing costs have been charged against the reserve to date. Refractory operating profits were flat at $2.2 million in both three-month periods due primarily to the reduced gross margins and increased research and selling expenses resulting from the General acquisition.

Industrial Lime
---------------
Industrial lime sales increased 17.4% to a quarterly record $10.1 million from $8.6 million for the respective second quarters of 1995 and 1994. Volumes increased an average of 17.8% across all product lines at both plants. Price declines across all New Braunfels, Texas product lines and in cal-dol at the Kimballton, Virginia plant were partially offset by increases in quicklime and hydrate at the Kimballton plant for a slight overall price decrease.

The gross margins of the Company's industrial lime operations are sensitive to volume changes due to the capital intensive nature of the operations and semi-fixed nature of other costs. As a result of the sales increase, gross profit and operating profit increased 44.0% and 46.7%, respectively. Also contributing to these increases were reduced group insurance, processing fuel and labor costs at both plants, reduced equipment maintenance costs and purchased materials costs at the New Braunfels plant and reduced power costs at the Kimballton plant, partially offset by increased outside processing costs at Kimballton.

Expenses and Other Income
-------------------------
Selling and administrative expenses increased 33.2% to $7.7 million in the second quarter of 1995 from $5.8 million for the comparable 1994 period.
Increases in salaries and related costs, salaried pensions, travel, professional fees and amortization of intangibles were all largely related to the addition of General sales and research personnel and intangible assets included in the acquisition. Also contributing to the increase were an increased provision for losses on accounts receivable, primarily due to the higher sales and accounts receivable levels, and higher management and sales incentive and director retirement plan expenses.

Interest expense increased to $798,000 in 1995 from $257,000 in 1994 due to the additional debt associated with the General acquisition. There were no bank line borrowings during either three-month period. Interest income for the second quarter of 1995 increased 19.0% to $387,000 from $325,000 in the comparable 1994 three-month period due to increased funds available for investing and higher interest rates. Other income declined 76.5% for the comparable three-month periods primarily due to a reduction in royalty income resulting from cancellation of a licensing agreement with a significant Mexican licensee during the fourth quarter of 1994. Also contributing to the decrease were a 1994 business interruption insurance recovery and gains on land sales in 1994, partially offset by 1995 currency conversion gains on U.S. dollar denominated debt at the Canadian subsidiary. The Company and its Canadian and U.K. subsidiaries typically transact business in their own currencies and accordingly are not subject to significant currency conversion gains and losses.

Income Taxes
------------
During the second quarter of 1995, a review of tax years 1988 through 1993 was completed by the Internal Revenue Service, resulting in a small additional payment to clear those federal tax years. Due to the outcome of this review being more favorable than accrued, the Company reduced its provision for federal income taxes by $1.1 million. Absent that adjustment, the tax rate for the second quarter of 1995 was 34.6% compared to 31.9% for the second quarter of 1994.

Equity in Net Income of Affiliates
----------------------------------
The Company's share of income from two Colombian affiliates acquired from General in August 1994 was $166,000 for the three months ended June 30, 1995.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO SIX MONTHS
-----------------------------------------------------------------------------
ENDED JUNE 30, 1994
-------------------

Total sales increased 61.1% to $126.2 million for the six months ended June 30, 1995 from $78.4 million for the comparable 1994 six-month period. Gross profit increased 50.4% to $20.4 million from $13.6 million for the comparable periods. The impact from the August 1994 General acquisition was to increase sales by approximately $33.9 million and gross profit by approximately $3.2 million.

Refractory Products and Services
--------------------------------
Refractory products and services sales were $107.3 million and $61.4 million for the six months ended June 30, 1995 and June 30, 1994, respectively, reflecting an increase of 74.8%. U.S. refractory sales increased 71.8% to $94.1 million for the six months ended June 30, 1995 from $54.8 million for the comparable 1994 period. The impact from the General acquisition was to increase U.S. refractory sales by $29.4 million. Excluding this impact, volumes increased across all product lines an average of 20.6%. Lower brick and specialties prices were partially offset by increases in ceramic fiber and precast shape prices, resulting in an overall price decline of 2.1%. U.S. export sales increased 80.0% to $8.3 million for the six-month period ended June 30, 1995 from $4.6 million for the comparable 1994 period, due largely to the General acquisition.

Sales at the Canadian subsidiary increased 93.4% to $12.6 million for the six months ended June 30, 1995 from $6.5 million for the comparable 1994 period, of which $5.2 million was due to the General acquisition. Excluding this acquisition impact, increases in brick, crucible and ceramic fiber volumes were partially offset by declines in precast shape volumes for a net volume increase of 7.6%. Specialties products sales were essentially flat for the comparable six-month periods. Prices increased across all product lines with the exception of ceramic fibers, resulting in an overall price increase of 3.8%. The Canadian operation generated a pre-tax loss of $126,000 for the six months ended June 30, 1995 compared to pre-tax earnings of $217,000 for the comparable 1994 period. The 1995 loss was due to the $380,000 plant closing reserve previously discussed and interest expense of $210,000 on the debt associated with the acquisition of the General operation in Canada. Earnings in 1994 included a pre-tax reserve of approximately $315,000 which was established during the first quarter of 1994 for the cost of Canadian personnel reductions made during that quarter.

The United Kingdom market continued to show signs of strength as sales by the U.K. subsidiary increased 64.6% to $4.4 million for the first six months of 1995 from $2.7 million for the first six months of 1994. The sales increase generated pre-tax earnings of $242,000 for the six months ended June 30, 1995 compared to a pre-tax loss of $120,000 for the 1994 period.

Refractory products cost of sales as a percentage of sales increased to 85.2% in 1995 from 82.7% in 1994. This increase was primarily due to a higher percentage of lower margin sales to the steel industry at the acquired General facilities, increased costs associated with closed facilities as previously discussed, increased raw material costs and higher unfavorable brick breakage variances. Partially offsetting these increases were improved labor efficiencies and reduced power, processing fuel and group insurance expenses. Refractory operating profits increased 52.3% to $5.1 million from $3.4 million in 1995 and 1994, respectively.

Industrial Lime
---------------
Industrial lime sales increased 11.6% to $19.0 million from $17.1 million for the six-month periods ended June 30, 1995 and 1994, respectively. Volumes increased across all product lines at both plants for an overall increase of 9.7%. Prices increased an average of 1.7%, with increases in quicklime and hydrate prices at the Kimballton plant partially offset by price declines in Kimballton cal-dol and all product lines at the New Braunfels plant.

The gross margins of the Company's industrial lime operations are sensitive to volume changes due to the capital intensive nature of the operations and semi-fixed nature of other costs. As a result of the sales increase, gross profit and operating profit increased 53.2% and 62.7%, respectively. Also contributing to this increase were reduced group insurance, processing fuel and labor costs at both plants, lower equipment maintenance and purchased materials  costs at  the New  Braunfels plant  and lower  power costs  at the
Kimballton plant, partially offset by increased clay hauling expense at Kimballton. Production variances at the Kimballton plant also improved in 1995 compared to 1994, when a first quarter weather-related production curtailment of several days was incurred at that facility.

Expenses and Other Income
-------------------------
Selling and administrative expenses increased 33.3% to $15.7 million in 1995 from $11.7 million in 1994. Increases in salaries and related costs, salaried pensions, travel, office expenses, professional fees and amortization of intangibles were all largely related to the addition of General sales and research personnel and intangible assets included in the acquisition. Also contributing to the increase were an increased provision for losses on accounts receivable, primarily due to the higher sales and accounts receivable levels, and higher management and sales incentive and director retirement plan expenses.

Interest expense increased to $1.6 million in 1995 from $520,000 in 1994 due to the additional debt associated with the General acquisition. There were no bank line borrowings during either six-month period. Interest income increased 10.5% due to increased funds available for investing and higher interest rates. Other income decreased 56.4% to $262,000 in 1995 from $600,000 in 1994 due to a reduction in royalty income resulting from cancellation of a licensing agreement with a significant Mexican licensee during the fourth quarter of 1994. Also contributing to the decrease were increased bank charges in 1995 and a business interruption insurance recovery and gains on land sales in 1994 which did not reoccur in 1995, partially offset by 1995 currency conversion gains on U.S. dollar denominated accounts at the Canadian subsidiary compared to losses in 1994. The Company and its Canadian and U.K. subsidiaries typically transact business in their own currencies and accordingly are not subject to significant currency conversion gains and losses.

Income Taxes
------------
The 8.7% effective tax rate in 1995 compared to 29.3% in 1994 was due to the $1.1 million tax adjustment previously discussed. Absent that adjustment, the tax rate for the six months ended June 30, 1995 was 34.5% compared to 29.3% for the same period in 1994.

Accounting Changes
------------------
The cumulative effect of adopting the Financial Accounting Standards Board Statement No. 112, "Employer's Accounting for Postemployment Benefits," further reduced 1994 net income by $255,000.

Equity in Net Income of Affiliates
----------------------------------
The Company's share of income from two Colombian affiliates acquired from General in August 1994 was $406,000 for the six months ended June 30, 1995.

                                  INDUSTRY SEGMENTS
                                   (In thousands)

                                                Six Months Ended June 30,
                                                -------------------------
                                                     1995        1994
                                                     ----        ----

  Net Sales

  Refractory products and services                 $107,286    $ 61,370
  Industrial lime                                    19,042      17,062
  Intersegment eliminations                            (124)        (80)
                                                   --------    --------
                                                   $126,204    $ 78,352
  Gross Profit                                     ========    ========

  Refractory products and services                 $ 15,856    $ 10,594
  Industrial lime                                     4,541       2,964
                                                   --------    --------
                                                   $ 20,397    $ 13,558
  Gross Profit Percentage                          ========    ========

  Refractory products and services                     14.8%       17.3%
  Industrial lime                                      23.8%       17.4%

                                                       16.2%       17.3%
  Operating Profit                                 =========   =========

  Refractory products and services                 $  5,105    $  3,351
  Industrial lime                                     3,960       2,434
                                                   --------    --------
                                                      9,065       5,785
  Other Charges to Income                          --------    --------

  General corporate expenses, net                     4,038       3,372
  Interest expense                                    1,590         520
  Interest income                                      (710)       (643)
                                                   --------    --------
    Total other charges                               4,918       3,249
                                                   --------    --------
  Earnings Before Income Taxes and Cumulative
    Effect of an Accounting Change                 $  4,147    $  2,536
                                                   ========    ========
  Identifiable Assets (at period end)

  Refractory products and services                 $284,054    $265,439
  Industrial lime                                    47,286      47,487
  Corporate                                          14,251      10,028
                                                   --------    --------
                                                   $345,591    $322,954
                                                   ========    ========

                                                Six Months Ended June 30,
                                                --------------------------
                                                     1995        1994
                                                     ----        ----
  Depreciation, Depletion and Amortization

  Refractory products and services                 $  3,088    $  2,104
  Industrial lime                                     1,362       1,344
  Corporate                                             514         482
                                                   --------    --------
                                                   $  4,964    $  3,930
                                                   ========    ========
  Capital Expenditures

  Refractory products and services                 $  2,635    $    555
  Industrial lime                                       749       2,300
  Corporate                                              36         467
                                                   --------    --------
                                                   $  3,420    $  3,322
                                                   ========    ========

                                 GEOGRAPHIC SEGMENTS
                                   (In thousands)

                                                Six Months Ended June 30,
                                                --------------------------
                                                     1995        1994
                                                     ----        ----
  Net Sales

  United States                                    $113,128    $ 71,815
  Canada                                             12,592       6,512
  United Kingdom                                      4,383       2,663
  Intersegment transfers (primarily U.S.)            (3,899)     (2,638)
                                                   --------    --------
                                                   $126,204    $ 78,352
                                                   ========    ========
  Earnings (Loss) Before Income Taxes and Cumulative
    Effect of an Accounting Change






  United States                                    $  4,031    $  2,439
  Canada                                               (126)        217
  United Kingdom                                        242        (120)
                                                   --------    --------
                                                   $  4,147    $  2,536
                                                   ========    ========
  Identifiable Assets (at period end)

  United States                                    $308,519    $301,043
  Canada                                             17,588       8,766
  United Kingdom                                      5,051       3,117
  Far East                                              181         -
  Corporate                                          14,252      10,028
                                                   --------    --------
                                                   $345,591    $322,954
                                                   ========    ========

                                PRICE/VOLUME SUMMARY
                              1995  AS COMPARED TO 1994
                             PERCENT INCREASE (DECREASE)


                                                  Three              Six
                                                  Months            Months
                                                  Ended             Ended
                                              June 30, 1995     June 30, 1995
                                              -------------     -------------

  U.S. Refractory Products Sales
     (excluding impact of General acquisition)

    Volume                                        18.6%             20.6%

    Price                                         (3.3)             (2.1)

  Industrial Lime Sales

    Volume                                        17.8               9.7

    Price                                         (0.4)              1.7

 FINANCIAL CONDITION
 -------------------
       The Company continues to maintain a strong balance sheet.

                                 Summary Information
                               (Dollars in thousands)

                                          June 30,
                                    ----------------------        December 31,
                                      1995          1994              1994
                                    --------      --------        ------------
Working capital                     $ 82,488      $ 54,613          $ 78,312

Current ratio                          2.1:1         1.9:1             1.9:1

Total assets                        $345,591      $322,954          $373,122

Current maturities of
 long-term debt                          152           131               139

Long-term debt                        36,945        12,091            37,023

Stockholders' equity                $111,043      $102,020          $107,038

Debt to total
 capitalization (1)                     25.0%         10.7%             25.7%


(1)  Calculated  as   total   Debt   (long-term  debt   including   current
     maturities) divided by total stockholders' equity plus total Debt.


The following balance sheet increases resulted from the General acquisition on August 1, 1994 (in millions):


            Receivables, net                    $12.3
            Inventories                          22.7
            Deferred income taxes                 1.1
            Other current assets                  0.4
                                                -----
               Total current assets              36.5

            Property, plant and equipment        18.7
            Long-term pension assets              0.5
            Other long-term assets                5.4
                                                -----
               Total assets                     $61.1
                                                =====

            Accounts payable                    $ 8.9
            Accrued payrolls                      1.5
            Accrued taxes other than on income    0.6
            Accrued insurance                     4.7
            Accrued other                         7.6
                                                 ----
               Total current liabilities         23.3

            Deferred income taxes                 1.1
            Long-term non-pension benefits        0.1
            Long-term pensions                   11.6
            Notes payable                        25.0
                                                 ----
               Total liabilities                $61.1
                                                =====
            Working Capital                     $13.2

Working capital increased 51.0%, or $27.9 million, to $82.5 million at June 30, 1995 from $54.6 million at June 30, 1994, including the $13.2 million obtained through the General acquisition, while the ratio of current assets to current liabilities increased to 2.1:1 from 1.9:1. Excluding the acquisition impact, the increase in working capital was primarily due to increases in cash of $4.7 million, trade receivables of $5.8 million and closed plants' fixed assets held for sale (included in other current assets) of $2.4 million, partially offset by a reduction in reimbursement due on paid asbestos claims of $6.2 million. Also contributing to the increased working capital was a reduction in accounts payable of $5.9 million.

The increase in cash and decrease in reimbursement due on paid asbestos claims since June 30, 1994, as well as the $6.0 million decrease in reimbursement due on paid asbestos claims since December 31, 1994, were due primarily to payments being made directly to the Center for Claims Resolution by one insurance carrier starting in May 1995. These direct payments are expected to continue for the foreseeable future, with a resulting favorable impact on the Company's cash balances and cash requirements.

The increase in trade receivables since June 30, 1994 was primarily due to the increased sales level. The reduction in accounts payable since June 30, 1994, as well as the $7.9 million reduction since December 31, 1994, was primarily due to a $6.5 million payment to the Center for Claims Resolution in January 1995.

The decreases in non-current projected insurance recovery on asbestos claims and non-current projected asbestos claims were due to asbestos claim payments recovered from insurance carriers. The increase in debt since June 30, 1994 was due to the $25 million in additional debt incurred for the General acquisition.

Capital expenditures for the refractories business increased by $2.1 million in the first six months of 1995 compared to the same period in 1994, offset by reductions in capital expenditures related to corporate functions and the lime plants. The refractories increase was due to both upgrading and modernization of the acquired General facilities and replacement, modernization and expansion of pre-acquisition operations.

During the first  half  of  1995, capital contributions  were made by
A. P. Green and  INTOCAST AG  to  form  a  joint  venture partnership,
INTOGREEN Co., which will sell and install cast monolithic ladle linings to the steel industry in the United States, Canada and Mexico. INTOCAST AG is a world leader in the development of cast ladle linings. Its contribution to the partnership is reflected in the balance sheet net of INTOCAST's share of the year-to-date loss at INTOGREEN.

Subsequent Event
----------------
On July 26, 1995 the Company acquired a 51% ownership interest in Plibrico de Mexico SA de CV, a refractory manufacturer located in Monterrey, Mexico, effective July 3, 1995. Plibrico de Mexico, which will be renamed A. P. Green de Mexico SA de CV, has one plant with annual sales of approximately $7.0 million. The Company acquired all of the ownership interest of Cookson America, Inc., a subsidiary of Cookson PLC, and a portion of the holdings of Grupo Industrial Trebol SA de CV, which will continue to own a 49% interest in A. P. Green de Mexico. The purchase price and transaction costs of approximately $2.0 million were paid out of operating capital.

A. P. GREEN INDUSTRIES, INC.

PART II.  OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------
The Annual Meeting of Stockholders of A. P. Green was held on May 11, 1995 at which the stockholders voted on the following matters:

  1. the election of two Class I directors to hold office for a term of three years;

  2. the ratification of the appointment of KPMG Peat Marwick as A. P. Green's auditors for the year ending December 31, 1995.

       With regard to the election of the Class I directors, Paul F. Hummer was reelected and P. J. O'Bryan was elected as directors of A. P. Green in an uncontested election. The vote with respect to Mr. Hummer was 3,603,323 shares FOR and 32,206 shares WITHHOLD AUTHORITY TO VOTE. The vote with respect to Mr. O'Bryan was 3,521,890 shares FOR and 113,639 shares WITHHOLD AUTHORITY TO VOTE. The other directors whose term of office continued after the Annual Meeting are Donald E. Lasater, William F. Morrison and Daniel R. Toll.

       With regard to the ratification of the approval of KPMG Peat Marwick as auditors for the year ending December 31, 1995, the ratification was approved by the following vote: 3,618,296 shares FOR, 5,478 shares AGAINST and 11,755 shares ABSTAIN and BROKER NON-VOTES.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------
     (a)  Exhibits:
          --------
          Exhibit No.
          ----------
              27 Financial Data Schedule as of and for the Six Months Ended June 30, 1995.

     (b)  Reports on  Form 8-K:
          --------------------
          No reports on Form 8-K were filed during the quarter ended June 30, 1995.

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

                                  A. P. Green Industries, Inc.
                                          (Registrant)



                                  By:     /s/ Gary L. Roberts
                                  ----------------------------------
                                           Gary L. Roberts

                                  Vice President, Chief Financial
                                    Officer and Treasurer



  Date:  August 14, 1995
         ---------------