Form 10-Q
period 1995-09-30
GREEN A P INDUSTRIES INC
filed 1995-11-14
CIK 826619

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549

                                 _______________

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 _______________


   For the quarter ended September 30, 1995        Commission File No. 0-16452
                         ------------------                            -------

                          A. P. GREEN INDUSTRIES, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                        43-0899374
             --------                                        ----------
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                          Identification No.)

     Green Boulevard, Mexico, Missouri                           65265
     ---------------------------------                           -----
   (Address of principal executive offices)                    (Zip Code)

   Registrant's telephone number, including area code:  (314) 473-3626

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                                       ---    ---

   Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of November 13, 1995, 4,037,259 shares of Common Stock, $1 par value, were outstanding.

   A. P. GREEN INDUSTRIES, INC.

   PART I.  FINANCIAL INFORMATION

   Item 1.  FINANCIAL STATEMENTS

   CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

                                                September 30,  December 31,
                                                    1995          1994
                                                -------------  ------------
   (Dollars in thousands, except per share data)

   ASSETS

     Current Assets
        Cash and cash equivalents                 $ 11,034      $  9,637
        Receivables (net of allowances -
          1995, $2,441; 1994, $1,992)               42,835        43,728
        Reimbursement due on paid asbestos
          claims                                     3,485        11,475
        Inventories                                 52,833        53,452
        Projected insurance recovery on
          asbestos claims                           35,540        35,540
        Deferred income tax benefit                  4,671         5,355
        Other                                        5,913         4,965
                                                  --------      --------
          Total current assets                     156,311       164,152

     Property, plant and equipment, net             96,268        95,412
     Non-current projected insurance
       recovery on asbestos claims                  73,082        97,344
     Long-term pensions                              9,200         9,166
     Other assets                                    6,815         7,048
                                                  --------      --------
   Total assets                                   $341,676      $373,122
                                                  ========      ========

   LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities
       Accounts payable                           $ 14,323      $ 22,874
       Accrued expenses
         Payrolls                                    6,176         6,044
         Taxes other than on income                  2,297         1,961
         Insurance reserves                          4,838         6,995
         Current portion of projected
           asbestos claims                          35,793        35,793
         Other                                       8,703        10,650
       Current maturities of long-term debt          2,655           139
       Income taxes                                  1,038         1,384
                                                  --------      --------
          Total current liabilities                 75,823        85,840

     Deferred income taxes                          13,692        15,677
     Long-term non-pension benefits                 15,550        15,270
     Long-term pensions                             12,562        12,472
     Long-term debt                                 34,469        37,023
     Non-current projected asbestos claims          74,950        99,802
                                                  --------      --------
          Total liabilities                        227,046       266,084
                                                  --------      --------
     Minority Interests                              1,895           -

     Stockholders' Equity
       Preferred stock - $1 par value;
        authorized: 2,000,000 shares;
        issued and outstanding: none                   -             -
       Common stock - $1 par value;
        authorized: 10,000,000 shares;
        issued: 4,476,879 in 1995 and
        4,475,629 in 1994                            4,477         4,476
       Additional paid-in capital                   72,762        72,739
       Retained earnings                            54,916        49,279
       Less: Deferred currency translation          (2,396)       (2,428)
             Treasury stock of 448,347
              shares, at cost                       (9,003)       (9,003)
             Note receivable - ESOT                 (8,021)       (8,021)
             Deferred compensation-restricted
              stock                                    -              (4)
                                                  --------      --------
          Total stockholders' equity               112,735       107,038
                                                  --------      --------
   Total liabilities and stockholders'
     equity                                       $341,676      $373,122
                                                  ========      ========
   See accompanying notes to consolidated financial statements.

   A. P. GREEN INDUSTRIES, INC.

   CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)


   (Dollars in thousands,                   Three months ended September 30,
   except per share data)                   --------------------------------
                                                    1995           1994
                                                    ----           ----

   Net sales                                     $  62,652     $  54,255

   Cost of sales                                    51,464        44,967
                                                  --------      --------
     Gross profit                                   11,188         9,288

   Expenses and other income

     Selling & administrative expenses               8,029         6,438

     Interest expense                                  806           633

     Interest income                                  (414)         (343)

     Minority interest in loss of
       partnership                                     (15)          -

     Other income, net                                (382)         (541)
                                                  --------      --------
      Earnings before income taxes                   3,164         3,101

   Income tax expense                                  920           995

   Equity in net income of affiliates                 (136)          (70)

   Minority interest in income of
      consolidated subsidiary                          115           -
                                                  --------      --------
     Net earnings                                 $  2,265      $  2,176
                                                  ========      ========

   Net earnings per common share and
     common equivalent share                      $   0.55      $   0.54
                                                  ========      ========
   Weighted average number of common shares
     used in primary calculation                 4,124,047     4,027,282
                                                 =========     =========
   Earnings per common share assuming full
     dilution                                     $   0.54      $   0.54
                                                  ========      ========
   Weighted average number of common shares
     used in fully diluted calculation           4,158,432     4,027,282
                                                 =========     =========
   Dividends per common share                    $    0.07     $    0.06
                                                 =========     =========

   See accompanying notes to consolidated financial statements.

   A. P. GREEN INDUSTRIES, INC.

   CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)


   (Dollars in thousands,                     Nine months ended September 30,
   except per share data)                     ------------------------------
                                                    1995           1994
                                                    ----           ----

     Net sales                                   $ 188,856     $ 132,607

   Cost of sales                                   157,271       109,761
                                                  --------      --------
     Gross profit                                   31,585        22,846

   Expenses and other income

     Selling & administrative expenses              23,688        18,183

     Interest expense                                2,396         1,153

     Interest income                                (1,124)         (986)

     Minority interest in loss of partnership          (42)          -

     Other income, net                                (644)       (1,141)
                                                  --------      --------
      Earnings before income taxes and
        cumulative effect of an accounting
        change                                       7,311         5,637

   Income tax expense                                1,279         1,739

   Equity in net income of affiliates                 (542)          (70)

   Minority interest in income of
      consolidated subsidiary                          115           -
                                                  --------      --------

   Earnings before cumulative effect of an
     accounting change                               6,459         3,968

   Cumulative effect of an accounting change
     Postemployment benefits, net of tax               -            (255)
                                                  --------      --------
     Net earnings                                 $  6,459      $  3,713
                                                  ========      ========

   Earnings per common share and common
     equivalent share:

   Earnings before cumulative
     effect of an accounting change              $    1.59     $    0.98

   Cumulative effect of an accounting change
     Postemployment benefits, net of tax               -           (0.06)
                                                 ---------     ---------
   Net earnings                                  $    1.59     $    0.92
                                                 =========     =========
   Weighted average number of common shares
     used in primary calculation                 4,060,587     4,023,980
                                                 =========     =========
   Earnings per common share assuming full
     dilution:

   Earnings before cumulative effect of an
     accounting change                           $    1.55     $    0.98

   Cumulative effect of an accounting change
     Postemployment benefits, net of tax              -            (0.06)
                                                 ---------     ---------
     Net earnings                                $    1.55     $    0.92
                                                 =========     =========
   Weighted average number of common shares
     used in fully diluted calculation           4,158,299     4,023,980
                                                 =========     =========
   Dividends per common share                    $     .21     $    0.18
                                                 =========     =========

   See accompanying notes to consolidated financial statements.

   A. P. GREEN INDUSTRIES, INC.

   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                Nine Months Ended September 30,
                                                ------------------------------
   (Dollars in thousands)                              1995        1994
                                                       ----        ----

   Cash flows from operating activities

     Net earnings                                   $  6,459    $  3,713

     Adjustments for items not requiring cash
      Cumulative effect of an accounting change-
       Postemployment benefits, net of tax               -           255
      Equity in undistributed earnings of
       affiliates                                       (127)        -
      Depreciation, depletion and amortization         7,538       6,256
      Deferred compensation earned                         4          19
      Stock compensation to directors                     23          28
      Provision for losses on accounts receivable        483         178
      Loss (gain) on sale of assets                       79        (415)
      Minority interest in earnings of consolidated
       subsidiaries                                       73         -

     Decrease (increase) in assets
       Trade receivables                               2,488      (1,013)
       Asbestos claim and fee reimbursements
        received                                      24,295      24,906
       Inventories                                     1,211      (5,746)
       Receivable and prepaid taxes                      -           509
       Other current assets                             (896)     (1,709)

     Increase (decrease) in liabilities
       Accounts payable and accrued expenses         (12,628)     (1,260)
       Asbestos claims paid                          (17,755)    (33,429)
       Pensions                                           77         392
       Income taxes                                     (386)        577
       Deferred income taxes                          (1,189)       (229)
       Long-term non-pension benefits                    239         393
                                                    --------    --------
     Net cash from (used in) operating
      activities                                       9,988      (6,575)
                                                    --------    --------
   Cash flows from investing activities

     Capital expenditures                             (6,924)     (5,177)
     Decrease in other long-term assets                  677         270
     Increase in pension assets                          (34)       (517)
     Proceeds from sales of assets                       252         494
     Payment received on ESOT note                       -           471
     Purchase of General Refractory operations           -       (24,497)
     Purchase of Plibrico de Mexico operation,
       net of cash acquired                           (1,763)        -
                                                    --------    --------
     Net cash used in investing activities            (7,792)    (28,956)
                                                    --------    --------
   Cash flows from financing activities

     Repayments of debt                                 (131)        (91)
     Capital contribution from minority partner          120         -
     Proceeds from issuance of long-term debt            -        25,000
     Dividends paid                                     (846)       (725)
     Exercised stock options                             -           237
     Tax benefit on dividends paid to ESOP                23          22
     Tax effect on stock plan                              2          (3)
                                                    --------    --------
     Net cash from (used in) financing activities       (832)     24,440
                                                    --------    --------
   Effect of exchange rate changes                        33         225
                                                    --------    --------
   Net increase (decrease) in cash and cash
     equivalents                                       1,397     (10,866)

   Cash and cash equivalents at beginning of year      9,637      16,331
                                                    --------    --------
   Cash and cash equivalents at end of period       $ 11,034    $  5,465
                                                    ========    ========

   See accompanying notes to consolidated financial statements.

   A. P. GREEN INDUSTRIES, INC.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


   1. MANAGEMENT'S COMMENTS REGARDING ADJUSTMENTS AND RESULTS OF OPERATIONS
      ---------------------------------------------------------------------
     In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal and recurring nature necessary for a fair presentation of the financial position and results of operations for the periods presented. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The results for the quarter ended September 30, 1995 are not necessarily indicative of the results which may occur for the full year.

   2. EARNINGS PER SHARE
      ------------------
     Earnings per common share and common equivalent share are computed based on the weighted average number of common shares outstanding during the period and the assumed exercise of dilutive stock options, less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock during the period. Earnings per common share assuming full dilution are computed based on the assumption that the options were exercised at the beginning of the period, and reflect additional dilution due to the use of the market price at the end of the period, when higher than the average price for the period. The impact of stock options in 1994 was not significant.

   3. ACQUISITIONS
      ------------
     On  July 26,  1995  the  Company  acquired a  51%  ownership interest  in
     Plibrico de Mexico SA de CV, a refractory manufacturer located in Monterrey, Mexico, effective July 3, 1995. Plibrico de Mexico, which has been renamed A. P. Green de Mexico SA de CV, has one plant with annual sales of approximately $7.0 million. The Company acquired all of the ownership interest of Cookson America, Inc., a subsidiary of Cookson PLC, and a portion of the holdings of Grupo Industrial Trebol SA de CV, which will continue to own a 49% interest in A. P. Green de Mexico. The purchase price and transaction costs of approximately $2.0 million were paid out of operating capital.

     The acquisition was accounted for using the purchase method, with the operating results of A. P. Green de Mexico included in consolidated operating results since the date of acquisition. Goodwill of approximately $560,000, which represents the excess of cost over the fair value of net tangible assets acquired, is being amortized on a straight-line basis over a ten-year period.

   4. INVENTORIES
      -----------
                                        September 30, 1995   December 31, 1994
                                        ------------------   -----------------
Finished goods and work-in-process
  Valued at LIFO:
    FIFO cost                                 $ 34,684            $ 36,233
    Less LIFO reserve                          (14,219)            (14,919)
                                              --------            --------
      LIFO cost                                 20,465              21,314
  Valued at FIFO                                 9,971               9,033
                                              --------            --------
    TOTAL                                       30,436              30,347
                                              --------            --------
Raw materials and supplies
  Valued at LIFO:
    FIFO cost                                   17,713              20,007
    Less LIFO reserve                           (5,164)             (5,875)
                                              --------            --------
      LIFO cost                                 12,549              14,132
  Valued at FIFO                                 9,848               8,973
                                              --------            --------
    TOTAL                                       22,397              23,105
                                              --------            --------
                                               $52,833             $53,452
                                              ========            ========
5.  LITIGATION
    ----------
Asbestos-related Claims - Personal Injury
-----------------------------------------
     A. P. Green is among numerous defendants in lawsuits pending as of September 30, 1995 that seek to recover compensatory, and in many cases, punitive damages for personal injury allegedly resulting from exposure to asbestos-containing products.

     A. P. Green is a member of the Center for Claims Resolution (the Center), an organization of twenty companies (Members) who were formerly distributors or manufacturers of asbestos-containing products. The
     Center administers, evaluates, settles, pays and defends all of the asbestos-related personal injury lawsuits involving its Members. Under the terms of the Center Agreement, each Member's portion of the liability payments and defense costs are based upon, among other things, the number and type of claims brought against it. Claims activity for the Company for each of the years ended December 31, 1994 and 1993 was as follows:

------------------------------------------------------------------------------
                                                    1994        1993
------------------------------------------------------------------------------

Claims pending at January 1                        52,122      50,007
    Claims filed                                   14,836      26,100
Cases settled, dismissed or
  otherwise resolved                              (16,038)    (23,985)
                                                  -------     -------
  Claims pending at December 31                    50,920      52,122
                                                  =======     =======
Average settlement amount per claim (1)           $ 1,816     $ 1,728
==============================================================================

(1) Substantially all settlements are covered by the Company's insurance program.

     On January 15, 1993, the Members were named as defendants in a class action lawsuit brought on behalf of all persons who have been occupationally exposed to asbestos-containing products of the Members and who have unasserted claims for such exposure (the Class) pursuant to Federal Rule of Civil Procedure 23(b)(3) in the Federal District Court for the Eastern District of Pennsylvania. At about the same time, the Center negotiated and filed with the Court a settlement (the Settlement) between the Members and the Class. Under the terms of the Settlement, the Members have agreed to pay compensation to any member of the Class who has, according to objective medical criteria, physical impairment as a result of such exposure. Different levels of compensation will be paid depending on the type and degree of physical impairment. No punitive damages will be paid. The Settlement provides, among other things, for a cap on the number of claims to be processed each year during the next ten years and a range of settlement values for each disease category. Settlement values are based on historical average payments by the Center for similar cases. Each Member will be responsible for its percentage share of each claim payment (no joint and several liability), such shares having been previously established. Hearings were held to determine the fairness of the Settlement and the court ruled that the Settlement was fair. The ruling has been appealed by certain objectors.

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

     Under  the  assumption  that  it  receives  these  court  approvals,  the
     Settlement has provided the Company with a basis for estimating its potential liability and related insurance recovery associated with asbestos cases. The Company has reviewed its insurance policies, historical settlement amounts, the number of pending cases and the projected number of claims to be filed pursuant to the Settlement and the Company's share of amounts to be paid thereunder. The Company has also reviewed its contractual liability for the payment of deductibles under certain insurance policies insuring The E. J. Bartells Company (Bartells), a former subsidiary, against asbestos-related personal injury claims, such policies having been issued when Bartells was owned by A. P. Green. Based upon such reviews, the Company has estimated its liability for such cases and claims to be approximately $110.7 million and $135.6 million at September 30, 1995 and December 31, 1994, respectively, with partially offsetting projected insurance reimbursements of approximately $108.6 million and $132.9 million, respectively. While management understands the inherent uncertainty in litigation of this type and the possibility that past costs may not be indicative of future costs, management does not believe that these claims and cases will have any additional material adverse effect on the Company's consolidated financial position or results of operations. Management anticipates that payments for these claims will occur over at least ten years and can be made from normal operating cash sources.

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

   A. P. GREEN INDUSTRIES, INC.

   PART I.  FINANCIAL INFORMATION

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION

   RESULTS OF OPERATIONS  - THREE MONTHS ENDED SEPTEMBER 30,  1995 COMPARED TO
   ---------------------------------------------------------------------------
   THREE MONTHS ENDED SEPTEMBER 30, 1994
   -------------------------------------
     Total sales increased 15.5% to $62.7 million for the three months ended September 30, 1995 from $54.3 million for the comparable 1994 three-month period. Gross profit increased 20.5% to $11.2 million from $9.3 million for the comparable periods. The impact from the August 1994 General acquisition was to increase sales by approximately $4.9 million and gross profit by approximately $670,000. The impact from the July 1995 A. P. Green de Mexico acquisition was to increase sales by $1.8 million and gross profit by approximately $710,000.

   Refractory Products and Services
   --------------------------------
     Refractory products and services sales increased 16.6% to $53.2 million for the three months ended September 30, 1995 from $45.6 million for the comparable 1994 period. United States refractory sales were $44.6 million and $39.8 million for the three-month periods ended September 30, 1995 and 1994, respectively, an increase of 11.9%. The impact from the General acquisition was to increase U.S. refractory sales by $3.9 million. Excluding this acquisition impact, U.S. refractory product sales volumes increased an average of 1.7%, with increases in brick and ceramic fiber products partially offset by decreases in specialties and precast shape volumes. Specialty and precast shape prices increased, partially offset by decreases in pricing of brick and ceramic fiber products for a net price increase of 3.1%. U.S. export sales improved 43.5% to $5.1 million in the third quarter of 1995 from $3.6 million for the third quarter of 1994, largely due to the General acquisition.

     Sales of the Canadian subsidiary increased 7.7% to $5.7 million for the three-month period ended September 30, 1995 from $5.3 million for the comparable 1994 period. The impact from the General acquisition was to increase Canadian sales by $1.0 million. Excluding this impact, brick, specialty and precast shape volumes declined, partially offset by increases in ceramic fiber products and crucibles for a net volume decrease of 12.8%. Prices increased an average of 5.9% across all product lines except precast shapes. The Canadian operation generated a pre-tax loss of $12,000 for the third quarter of 1995 compared to pre-tax earnings of $372,000 for the comparable 1994 period. The 1995 loss was due to unfavorable production variances resulting from reduced volumes, increased salaries and pension expense (primarily related to the General acquisition), higher equipment maintenance expense and additional expense in 1995 for obsolete inventory, partially offset by 1995 currency conversion gains on U.S. dollar denominated accounts compared to losses in 1994.

     Sales in the United Kingdom (U.K.) increased to $2.7 million for the third quarter of 1995 from $2.4 million for the comparable 1994 period, reflecting continued improvement in the U.K. market. The sales increase generated pre-tax earnings of $196,000 for the three months ended
     September  30,  1995 compared  to  $187,000 for  the  1994 period.    The
     Company's 51% share of A.P. Green de Mexico's pre-tax earnings was $127,000 on sales of $1.8 million for the first three months under
     A. P. Green ownership.

     Refractory products cost of sales as a percentage of sales increased slightly to 83.3% compared to 82.9% for the three months ended September 30, 1995 and 1994, respectively. Increased raw material, freight and mold building costs were largely offset by reduced maintenance costs and a reduction in estimated environmental remediation costs at the acquired General facilities, as well as reduced group health insurance and workers' compensation costs. Refractory operating profits declined
     14.0% to $3.3 million from $3.8 million for the comparable three-month periods, due primarily to increased research and selling expenses resulting from the General acquisition.

   Industrial Lime
   ---------------
     Industrial lime sales increased 9.2% to $9.5 million from $8.7 million for the respective third quarters of 1995 and 1994. Volumes increased an average of 6.6%, with increases in industrial and road stabilization lime at the New Braunfels, Texas plant and quicklime at the Kimballton, Virginia plant partially offset by declines in building lime at New Braunfels and cal-dol and hydrate at Kimballton. Prices increased across all product lines at both plants with the exception of industrial lime at New Braunfels for an overall price increase of 2.4%.

     The gross margins of the Company's industrial lime operations are sensitive to volume changes due to the capital intensive nature of the operations and semi-fixed nature of other costs. As a result of the sales increase, gross profit and operating profit increased 52.4% and 61.8%, respectively. Also contributing to these increases were reduced processing fuel, equipment maintenance and purchased materials costs at both plants and reduced workers' compensation expense at the New Braunfels plant, partially offset by increased outside processing costs at Kimballton.
                                         -12-

   Expenses and Other Income
   -------------------------
     Selling and administrative expenses increased 24.7% to $8.0 million in the third quarter of 1995 from $6.4 million for the comparable 1994 period. Increases in salaries and related costs, salaried pensions, travel, professional fees and amortization of intangibles were all largely related to the addition of General sales and research personnel and intangible assets included in the acquisition. Selling and administrative expenses at A. P. Green de Mexico contributed $465,000 of the increase. Also contributing to the increase were an increased provision for losses on accounts receivable, primarily due to the higher sales and accounts receivable levels and the bankruptcy of a steel customer, and higher employee recruiting and relocation, sales promotion, sales incentive and director retirement plan expenses, partially offset by reduced legal fees and management incentive expense.

     Interest expense increased to $806,000 in 1995 from $633,000 in 1994 due primarily to three months of interest expense in 1995 on the additional debt associated with the General acquisition compared to two months in 1994. There were no bank line borrowings during either three-month period. Interest income for the third quarter of 1995 increased 20.7% to $414,000 from $343,000 in the comparable 1994 three-month period due to increased funds available for investing and higher interest rates. Other income declined 29.4% for the comparable three-month periods primarily due to a gain on the sale of a warehouse property in Los Angeles, California in 1994, partially offset by 1995 currency conversion gains on U.S. dollar denominated accounts at the Canadian subsidiary compared to losses in 1994 and an increase in royalty income.

     The Company and its Canadian and U.K. subsidiaries typically transact business in their own currencies and accordingly are not subject to significant currency conversion gains and losses. A. P. Green de Mexico transacts a significant portion of its business in U.S. dollars and, as such, uses the dollar as its functional currency. This results in currency conversion gains and losses on Mexican peso transactions,
     A.  P.  Green's   portion   of   which  are  not   significant  to  the
     consolidated results.

   Equity in Net Income of Affiliates
   ----------------------------------
     The Company's share of income from two Colombian affiliates acquired from General in August 1994 was $136,000 for the three months ended September 30, 1995 compared to $70,000 for August and September 1994.

   RESULTS OF  OPERATIONS - NINE MONTHS  ENDED SEPTEMBER 30, 1995  COMPARED TO
   ---------------------------------------------------------------------------
   NINE MONTHS ENDED SEPTEMBER 30, 1994
   ------------------------------------
     Total sales increased 42.4% to $188.9 million for the nine months ended September 30, 1995 from $132.6 million for the comparable 1994 nine-
     month period. Gross profit increased 38.3% to $31.6 million from $22.8 million for the comparable periods. The impact from the August 1994 General acquisition was to increase sales by approximately $38.8 million and gross profit by approximately $3.9 million. The impact from the July 1995 A. P. Green de Mexico acquisition was to increase sales by $1.8 million and gross profit by approximately $710,000.

   Refractory Products and Services
   --------------------------------
     Refractory products and services sales were $160.5 million and $107.0 million for the nine months ended September 30, 1995 and September 30, 1994, respectively, reflecting an increase of 50.0%. U.S. refractory sales increased 46.6% to $138.7 million for the nine months ended September 30, 1995 from $94.6 million for the comparable 1994 period. The impact from the General acquisition was to increase U.S. refractory sales by $33.3 million. Excluding this impact, volumes increased across all product lines except precast shapes an average of 12.1%. Lower brick and ceramic fiber prices were offset by increases in specialty and precast shape prices, resulting in a slight overall price increase. U.S. export sales increased 64.2% to $13.4 million for the nine-month period ended September 30, 1995 from $8.2 million for the comparable 1994 period, due largely to the General acquisition.

     Sales at  the Canadian subsidiary  increased 54.8% to  $18.3 million  for the nine months ended September 30, 1995 from $11.8 million for the comparable 1994 period, of which $6.2 million was due to the General acquisition. Excluding this acquisition impact, decreases in brick, specialties and precast shape volumes were partially offset by increases in crucible and ceramic fiber volumes for a net volume decrease of 2.1%. Prices increased across all product lines with the exception of crucibles, resulting in an overall price increase of 4.8%. The Canadian operation generated a pre-tax loss of $138,000 for the nine months ended September 30, 1995 compared to pre-tax earnings of $589,000 for the comparable 1994 period. The change from 1994 was primarily due to establishment of a reserve of approximately $380,000 for exit costs and termination benefits for 26 employees associated with the closing and sale of the Weston, Ontario plant, which was announced in June 1995, and additional interest expense of $244,000 for the first seven months of
     1995 on the debt associated with the acquisition of the General operation in Canada. Earnings in 1994 included a pre-tax reserve of approximately $315,000 which was established during the first quarter of 1994 for the cost of Canadian personnel reductions made during that quarter.

     The United Kingdom market continued to show signs of strength as sales by the U.K. subsidiary increased 40.3% to $7.1 million for the first nine months of 1995 from $5.1 million for the first nine months of 1994. The sales increase generated pre-tax earnings of $438,000 for the nine months ended September 30, 1995 compared to pre-tax earnings of $67,000 for the 1994 period. The Company's 51% share of A.P. Green de Mexico's pre-tax earnings was $127,000 on sales of $1.8 million for the first three months under A. P. Green ownership.

     Refractory products cost of sales as a percentage of sales increased to 84.6% in 1995 from 82.8% in 1994. This increase was primarily due to a higher percentage of lower margin sales to the steel industry at the acquired General facilities, increased raw material and mold building costs and higher unfavorable brick breakage variances. Also contributing to the cost increase were increases in the obsolete inventory and U.S. plant shutdown reserves, both of which were established at the time of the General acquisition related to facilities to be closed, as well as establishment of the Canadian plant shutdown reserve previously mentioned. The U.S. plant shutdown reserve was increased approximately $330,000 due primarily to revised estimates of employee termination benefits resulting from the sale of these facilities taking longer than anticipated. Substantially all employees at these facilities have been terminated, and approximately $2.8 million of termination benefits and plant closing costs have been charged against the reserve to date. Partially offsetting these increases were improved labor efficiencies and reduced power, processing fuel, freight out and group insurance expenses. Refractory operating profits increased 16.9% to $8.4 million from $7.2 million in 1995 and 1994, respectively.

   Industrial Lime
   ---------------
     Industrial lime sales increased 10.8% to $28.5 million from $25.7 million for the nine-month periods ended September 30, 1995 and 1994, respectively. Volumes increased across all product lines at both plants for an overall increase of 8.7%. Prices increased an average of 1.9%, with increases in quicklime and hydrate prices at the Kimballton plant partially offset by price declines in cal-dol at the Kimballton plant and industrial lime at the New Braunfels plant. New Braunfels pricing was unchanged on road stabilization and building lime.

     The gross margins of the Company's industrial lime operations are sensitive to volume changes due to the capital intensive nature of the operations and semi-fixed nature of other costs. As a result of the sales increase, gross profit and operating profit increased 53.0% and 62.4%, respectively. Also contributing to this increase were improved labor efficiencies and reduced group insurance and processing fuel costs at both plants, lower equipment maintenance, workers' compensation and purchased materials costs at the New Braunfels plant and lower power costs at the Kimballton plant, partially offset by increased outside processing costs at Kimballton. Production variances at both plants also improved in 1995 compared to 1994, when a first-quarter weather-related production curtailment of several days was incurred at Kimballton and downtime was incurred at the New Braunfels plant related to installation of a new kiln preheater and dust collection system.

  Expenses and Other Income
  -------------------------
     Selling and administrative expenses increased 30.3% to $23.7 million in 1995 from $18.2 million in 1994. Increases in salaries and related costs, salaried pensions, travel, office expenses, professional fees and amortization of intangibles were all largely related to the addition of General sales and research personnel and intangible assets included in the acquisition. Selling and administrative expenses at A. P. Green de Mexico contributed $465,000 of the increase. Also contributing to the increase were an increased provision for losses on accounts receivable, primarily due to the higher sales and accounts receivable levels and the bankruptcy of a steel customer, and higher sales promotion, sales incentive, employee recruiting and relocation and director retirement plan expenses.

     Interest expense increased to $2.4 million in 1995 from $1.2 million in 1994 due to the additional debt associated with the General acquisition. There were no bank line borrowings during either nine-month period. Interest income increased 14.0% due to increased funds available for investing and higher interest rates. Other income decreased 43.6% to $644,000 in 1995 from $1.1 million in 1994, due primarily to a gain on the sale of a warehouse property in Los Angeles, California in 1994 and a reduction in royalty income resulting from cancellation of a licensing agreement with a significant Mexican licensee during the fourth quarter of 1994. Also contributing to the decrease were increased
     bank   charges,  a   1994  business interruption insurance  recovery and
     gains on land sales in 1994, partially offset by 1995 currency conversion gains on U.S. dollar denominated accounts at the Canadian subsidiary compared to losses in 1994.

     The Company and its Canadian and U.K. subsidiaries typically transact business in their own currencies and accordingly are not subject to
     significant currency conversion gains and losses.   A. P. Green de Mexico
     transacts a  significant portion of its business in U.S.  dollars and, as
     such,  uses the  dollar as  its  functional currency.   This  results  in
     currency  conversion  gains  and  losses  on  Mexican  peso  transactions,
     A. P. Green's portion of which are not significant to the consolidated results.

   Income Taxes
   ------------
     During the second quarter of 1995, a review of tax years 1988 through 1993 was completed by the Internal Revenue Service, resulting in a small additional payment to clear those federal tax years. Due to the outcome of this review being more favorable than accrued, the Company reduced its provision for federal income taxes by $1.1 million. The 17.5% effective tax rate in 1995 compared to 30.8% in 1994 was due to this tax adjustment. Absent the adjustment, the tax rate for the nine months ended September 30, 1995 was 32.1% compared to 30.8% for the same period in 1994.

   Accounting Changes
   ------------------
     The cumulative effect of adopting the Financial Accounting Standards Board Statement No. 112, "Employer's Accounting for Postemployment Benefits," further reduced 1994 net income by $255,000.

   Equity in Net Income of Affiliates
   ----------------------------------
     The Company's share of income from two Colombian affiliates acquired from General in August 1994 was $542,000 for the nine months ended September 30, 1995 compared to $70,000 for August and September 1994.

                                INDUSTRY SEGMENTS
                                 (In thousands)

                                              Nine Months Ended September 30,
                                              ------------------------------
                                                     1995        1994
                                                     ----        ----
   Net Sales

   Refractory products and services                $160,472    $106,978
   Industrial lime                                   28,523      25,745
   Intersegment eliminations                           (139)       (116)
                                                   --------    --------
                                                   $188,856    $132,607
                                                   ========    ========
   Gross Profit

   Refractory products and services                $ 24,753    $ 18,380
   Industrial lime                                    6,832       4,466
                                                   --------    --------
                                                   $ 31,585    $ 22,846
                                                   ========    ========
   Gross Profit Percentage

   Refractory products and services                    15.4%       17.2%
   Industrial lime                                     24.0%       17.3%

                                                       16.7%       17.2%
                                                       =====       =====
   Operating Profit

   Refractory products and services                $  8,402    $  7,186
   Industrial lime                                    5,945       3,661
                                                   --------    --------
                                                     14,347      10,847
                                                   --------    --------
   Other Charges to Income

   General corporate expenses, net                    5,764       5,043
   Interest expense                                   2,396       1,153
   Interest income                                   (1,124)       (986)
                                                   --------    --------
     Total other charges                              7,036       5,210
                                                   --------    --------
   Earnings Before Income Taxes and Cumulative
     Effect of an Accounting Change                $  7,311    $  5,637
                                                   ========    ========
   Identifiable Assets (at period end)

   Refractory products and services                $280,188    $322,084
   Industrial lime                                   46,935      47,396
   Corporate                                         14,553       9,641
                                                   --------    --------
                                                   $341,676    $379,121
                                                   ========    ========

                                              Nine Months Ended September 30,
                                              ------------------------------
                                                     1995        1994
                                                     ----        ----
   Depreciation, Depletion and Amortization

   Refractory products and services                $  4,720    $  3,528
   Industrial lime                                    2,043       1,998
   Corporate                                            775         730
                                                   --------    --------
                                                   $  7,538    $  6,256
                                                   ========    ========

   Capital Expenditures

   Refractory products and services                $  5,208    $  1,688
   Industrial lime                                    1,531       2,986
   Corporate                                            185         503
                                                   --------    --------
                                                   $  6,924    $  5,177
                                                   ========    ========

                               GEOGRAPHIC SEGMENTS
                                 (In thousands)

                                              Nine Months Ended September 30,
                                              ------------------------------
                                                     1995        1994
                                                     ----        ----
   Net Sales

   United States                                   $167,183    $120,333
   Canada                                            18,332      11,843
   United Kingdom                                     7,108       5,065
   Mexico                                             1,754         -
   Intersegment transfers (primarily U.S.)           (5,521)     (4,634)
                                                   --------    --------
                                                   $188,856    $132,607
                                                   ========    ========
   Earnings (Loss) Before Income Taxes and
     Cumulative Effect of an Accounting Change

   United States                                   $  6,762    $  4,981
   Canada                                              (138)        589
   United Kingdom                                       438          67
   Mexico                                               249         -
                                                   --------    --------
                                                   $  7,311    $  5,637
                                                   ========    ========
   Identifiable Assets (at period end)

   United States                                   $298,713    $348,481
   Canada                                            16,909      16,760
   United Kingdom                                     4,930       4,239
   Mexico                                             5,460         -
   Far East                                           1,111         -
   Corporate                                         14,553       9,641
                                                   --------    --------
                                                   $341,676    $379,121
                                                   ========    ========

                              PRICE/VOLUME SUMMARY
                            1995 AS COMPARED TO 1994
                                PERCENT INCREASE

                                                Three               Nine
                                                Months              Months
                                                Ended               Ended
                                          September 30, 1995  September 30, 1995
                                          ------------------  ------------------

   U.S. Refractory Products Sales
    (excluding impact of General
       acquisition)

     Volume                                      1.7%                12.1%

     Price                                       3.1                  0.3

   Industrial Lime Sales

     Volume                                      6.6                  8.7

     Price                                       2.4                  1.9

   FINANCIAL CONDITION
   -------------------
        The Company continues to maintain a strong balance sheet.

                               Summary Information
                             (Dollars in thousands)

                                  September 30,           December 31,
                               -------------------        ------------
                               1995           1994           1994
                               ----           ----           ----
   Working capital          $ 80,488        $ 73,249       $ 78,312

   Current ratio               2.1:1           1.8:1          1.9:1

   Total assets             $341,676        $379,121       $373,122

   Current maturities of
    long-term debt             2,655             135            139

   Long-term debt             34,469          37,057         37,023

   Stockholders' equity     $112,735        $104,918       $107,038

   Debt to total
    capitalization (1)          24.8%           26.2%          25.7%



        (1) Calculated as total Debt (long-term debt including current maturities) divided by total stockholders' equity plus total Debt.

   The following balance sheet increases resulted from the General acquisition on August 1, 1994 (in millions):

               Receivables, net                          $12.3
               Inventories                                22.7
               Deferred income tax benefit                 1.1
               Other current assets                        0.4
                                                         -----
                  Total current assets                    36.5

               Property, plant and equipment              18.7
               Long-term pension assets                    0.5
               Other long-term assets                      5.4
                                                         -----
                  Total assets                           $61.1
                                                         =====

               Accounts payable                          $ 8.9
               Accrued payrolls                            1.5
               Accrued taxes other than on income          0.6
               Accrued insurance                           4.7
               Accrued other                               7.6
                                                         -----
                  Total current liabilities               23.3

               Deferred income taxes                       1.1
               Long-term non-pension benefits              0.1
               Long-term pensions                         11.6
               Notes payable                              25.0
                                                         -----
                  Total liabilities                      $61.1
                                                         =====
               Working Capital                           $13.2


     Working capital increased 9.9%, or $7.2 million, to $80.5 million at September 30, 1995 from $73.2 million at September 30, 1994, while the ratio of current assets to current liabilities increased to 2.1:1 from 1.8:1. The increase in working capital was primarily due to increases in cash of $5.6 million, trade receivables of $2.8 million and closed plants' fixed assets held for sale (included in other current assets) of $1.4 million, partially offset by a reduction in reimbursement due on paid asbestos claims of $10.2 million and an increase in current portion of long-term debt of $2.5 million. Also contributing to the increased working capital were reductions in accounts payable of $5.7 million, plant shutdown reserves (included in other current liabilities) of $1.9 million and insurance reserves of $3.0 million.

     The increase in cash and decrease in reimbursement due on paid asbestos claims since September 30, 1994, as well as the $8.0 million decrease in reimbursement due on paid asbestos claims since December 31, 1994, were due primarily to payments being made directly to the Center for Claims Resolution by one insurance carrier starting in May 1995. These direct payments are expected to continue for the foreseeable future, with a resulting favorable impact on the Company's cash balances and cash requirements.

     The increase in trade receivables since September 30, 1994 was primarily due to the increased sales level. The reduction in accounts payable since September 30, 1994, as well as the $8.6 million reduction since December 31, 1994, was primarily due to a $6.5 million payment to the Center for Claims Resolution in January 1995.

     The increase in current portion of long-term debt since September 30, 1994, as well as the increase since December 31, 1994, was due to a $2.5 million payment due July 29, 1996 against the debt incurred for the General acquisition. As such, long-term debt declined by the same $2.5 million.

     The decline in plant shutdown reserves since  September 30, 1994 was  due to termination benefits and plant closing costs charged against the reserve during the past 12 months, partially offset by increases in the U.S. and Canadian reserves as discussed above. The decrease in insurance reserves since September 30, 1994, as well as the decline of $2.2 million since December 31, 1994, was due to payments to insurance carriers and favorable workers' compensation claims experience in comparison to the historical experience used to establish the reserve.

     The decreases in non-current projected insurance recovery on asbestos claims and non-current projected asbestos claims were due to asbestos claim payments recovered from insurance carriers.

     Capital expenditures for the refractories business increased by $3.5 million in the first nine months of 1995 compared to the same period in 1994, partially offset by reductions in capital expenditures related to corporate functions and the lime plants. The refractories increase was due to both upgrading and modernization of the acquired General facilities and replacement, modernization and expansion of pre-acquisition operations.

     During 1995 capital contributions were made by A. P. Green and INTOCAST AG to form a joint venture partnership, INTOGREEN Co., which will sell and install cast monolithic ladle linings to the steel industry in the United States, Canada and Mexico. INTOCAST AG is a world leader in the development of cast ladle linings. Its contribution to the partnership is reflected in minority interests on the balance sheet, net of INTOCAST AG's share of the year-to-date loss at INTOGREEN. Also included in minority interests is Grupo Industrial Trebol's 49% interest in
     A. P. Green de Mexico.

     In September 1995 the Company reached an agreement in principle to acquire a majority interest in privately held Lanxide ThermoComposites, Inc., (LTI). The joint venture will focus on commercializing refractory products for the steel industry utilizing ceramic composites technology licensed from Lanxide Corporation (Lanxide), currently the sole shareholder of LTI. The acquisition is expected to close during the fourth quarter.

     In a separate licensing agreement with Lanxide, A. P. Green will develop and market refractory products utilizing the advanced materials technology developed by Lanxide for certain non-steel refractories applications. In addition, A. P. Green will obtain worldwide rights, excluding Japan, for certain refractories products utilizing Lanxide's technology. Included under the terms of the agreements are all future technologies developed by Lanxide and its licensees and joint ventures as applicable to the refractories market.

   SUBSEQUENT EVENT
   ----------------
     On November 3, 1995, the Company executed a contract to sell the Weston, Ontario plant, with closing scheduled for December 20, 1995. The estimated after-tax gain on the sale of this property is approximately $900,000.

   A. P. GREEN INDUSTRIES, INC.

   PART II.  OTHER INFORMATION

   Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
             --------------------------------
        (a)  Exhibits
             --------
             Exhibit No.
             -----------
             27   Financial Data Schedule for Nine Months Ended September  30,
                  1995

        (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended September 30, 1995.




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




   Date:  November 13, 1995
          -----------------