Form 10-K405
period 1995-12-31
GREEN A P INDUSTRIES INC
filed 1996-03-28
CIK 826619

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                                -------------

For the fiscal year ended December 31, 1995       Commission File No. 0-16452
                          -----------------                           -------

                         A. P. GREEN INDUSTRIES, INC.
                         ----------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                                43-0899374
-------------------------------                                    ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification No.)

Green Boulevard, Mexico, Missouri                                      65265
---------------------------------------                                -----
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:  (573) 473-3626
Securities registered pursuant to
   Section 12(b) of the Act:                   None.
Securities registered pursuant to
   Section 12(g) of the Act:                   Common Stock, $1.00 par value
                                               Preferred Share Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant: As of March 25, 1996, the market value of A. P. Green Industries, Inc. Common Stock held by non-affiliates was approximately $70,400,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of March 25, 1996, 4,038,754 shares of Common Stock, $1.00 par value were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference into the indicated part of this report:

Document                                                     Part of Form 10-K
--------                                                     -----------------
1995 Annual Report to Stockholders                          Parts I, II and IV
Proxy Statement for 1996 Annual Meeting of Stockholders     Part III

                                    PART I

ITEM 1.  BUSINESS
                                 Introduction
                                 -------------

               Unless the context otherwise requires, A. P. Green
Industries, Inc. and its subsidiaries are referred to in this report collectively as "A. P. Green" or "the Company." In most instances, information about A. P. Green's primary businesses and reportable industry segments ("Refractory Products" and "Industrial Lime") is presented separately.

(a)  Development of Business
     -----------------------
     General.
     -------
     A. P. Green Industries, Inc., a Delaware corporation, was incorporated as
A. P. Green Refractories Co. in 1967. In that year, A. P. Green Refractories Co., a Missouri corporation, was acquired by United States Gypsum Company (now USG Corporation). The acquired company was a successor to a business purchased by Allen P. Green in approximately 1910.

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

    In 1994, the Company acquired substantially all of the assets and assumed most of the liabilities of the refractory operations of General Refractories Company and its affiliated companies (collectively referred to as "General"). These operations include ten plants in the United States, a plant near Toronto, Canada and 49% equity interests in two Colombian refractory companies, Materiales Industriales S. A. and Empresa de Refractarios Colombianos S.A.

    In 1995, the Company acquired a 51% ownership interest in Plibrico de Mexico SA de CV (now A. P. Green de Mexico SA de CV), a refractory manufacturer near Monterrey, Mexico. In addition, during 1995 the Company acquired a 51% ownership interest in Lanxide ThermoComposites, Inc. (LTI) and its wholly owned subsidiary, Chiam Technologies, Inc., and established INTOGREEN Co., a partnership of which A. P. Green owns 51%.

    Also in 1995, the Company began construction of a castables manufacturing plant in West Java, Indonesia. The plant is expected to begin operations in the second quarter of 1996.

    The Company, headquartered in Mexico, Missouri, mines, processes, manufactures and distributes specialty minerals and mineral-based products, including industrial lime and refractories products in the United States and international markets. The Company operates 22 plants in the United States, Canada, Mexico and the United Kingdom (U.K.).

    Lime Operations.
    ---------------
    APG Lime Corp. (APG Lime), a wholly owned subsidiary of A. P. Green and headquartered in Mexico, Missouri, is involved in the mining and processing of limestone for various industrial applications, including steel and aluminum production, pulp and paper processing, soil stabilization for road construction, water and waste water treatment and various environmental applications. It operates two plants, one in Kimballton, Virginia, and one in New Braunfels, Texas. It generally serves customers in the geographic region surrounding its plants.

    Refractory Operations.
    ---------------------
    Refractories are heat and atmosphere resistant materials that provide the structure or linings for high temperature furnaces and other vessels. In addition to being resistant to thermal stress and other physical phenomena induced by heat, refractories are often required to provide resistance to physical wear, thermal cycling and abrasion, as well as to provide insulating properties.

    A. P. Green offers a broad product line, including basic, clay/alumina and silica refractories and ceramic fiber products. Basic refractories are predominantly composed of magnesite ores, while clay/alumina refractories are predominantly composed of fireclays and bauxite ores. Ceramic fiber products are lightweight refractories similar in appearance to fiberglass insulation and are provided in many forms including bulk, blanket, folded modules and vacuum formed shapes. All are used in a wide variety of industries, including steel, aluminum, cement, chemicals, ceramics and glass.

    Basic, clay/alumina and silica refractories are manufactured in the form of bricks and specialties. Bricks are shaped products formed by mechanical pressing or die molding. Specialty products (also known as monolithics) include refractory cements, castables, plastics and mortars. Specialized shapes to serve specific industry needs are also custom made in seven cast shops located in the United States, Canada, Mexico and the United Kingdom.

    Although the Company purchases some refractory and refractory-related products from other manufacturers, predominantly all of the refractory products sold by it are manufactured in its own plants. The Company and its wholly owned subsidiaries, A. P Green Refractories Inc. and Detrick Refractory Fibers, Inc., manufacture refractories in 16 facilities located in the United States. The Company's wholly owned subsidiary, A. P. Green Refractories (Canada) Ltd., organized in 1931, and its subsidiary, 1086215 Ontario, Inc., operates two manufacturing facilities in Canada. The Company's wholly owned United Kingdom subsidiary, A. P. Green Refractories Limited, acquired by a predecessor of the Company in 1954, operates one manufacturing facility in Bromborough, England, snd its subsidiary, Liptak Bradley Limited, installs refractory products worldwide except for North America. The Company's 51% owned Mexican subsidiary, A. P. Green de Mexico SA de CV, operates one manufacturing facility near Monterrey, Mexico. Significant investment has been made, particularly in the United States plants, to improve quality, production efficiency and environmental controls.

    During 1995 the Company took steps to broaden its technology base. INTOGREEN Co., a joint venture partnership with INTOCAST AG, was formed to sell and install cast monolithic ladle linings to the steel industry in the
U. S., Canada and Mexico. INTOCAST AG, based in Germany, is a world leader in the development of cast ladle linings, which result in lower installation costs, reduced disposal of used refractory material and increased ladle availability to the steel plant. The INTOCAST Endless Lining System (Registered Trademark)is custom designed for each user.

    LTI, a 51% owned subsidiary purchased from Lanxide Corporation (Lanxide), which continues to own a substantial minority interest, concentrates on commercializing refractory products for the continuous casting segment of the steel industry utilizing ceramic composites technology licensed from Lanxide. One of these products, developed for slide gates, has proven itself superior in extended tests conducted by steel producers. Under a separate licensing agreement, A. P. Green will develop and market refractory products utilizing the advanced materials technology developed by Lanxide in non-steel refractory applications throughout the world, excluding Japan. Included under the terms of the agreement are all future technologies developed by Lanxide and its licensees and joint ventures as applicable to non-steel refractory applications.

(b) Financial Information About Industry Segments
    ---------------------------------------------
    Information regarding industry segments of A. P. Green is set forth in
Note 19 of Notes to Consolidated Financial Statements which is included in
A. P. Green's 1995 Annual Report to Stockholders and incorporated herein by reference.

(c) Narrative Description of Business
    ---------------------------------
    Refractory Operations.
    ---------------------
    A. P. Green manufactures refractory products in its own plants located in the United States, Canada, Mexico and the United Kingdom. These products are sold world wide to industrial end-users and to installers of refractories.
The major end-users of the Company's refractory products and the percentage of the Company's 1995 domestic refractory sales to such users are as follows:

                                Percent of 1995         Percent of 1994
                                U.S. Refractory         U.S. Refractory
End-User Industry Category      Products Sales          Products Sales
--------------------------      ---------------         ---------------
Iron and Steel                         33%                     33%
Nonferrous Metals                      19%                     14%
Cement, Lime, Gypsum, Paper,
   Ceramics, Glass and Clay            12%                     13%
Metal Castings and Fabrication          6%                      7%
Chemicals and Petrochemicals            6%                      8%
Other                                  24%                     25%

    A. P. Green is a leader in the manufacture and distribution of refractory materials in North America and throughout the world. Refractory materials are sold through a direct sales force, Company-owned distribution centers, independent distributors, licensees and agents to a diverse cross section of basic industry. The Company believes that success in the refractory industry is dependent, to a large extent, upon developing new products and modifying existing products in order to provide more value to the industries served. A.P. Green has a fully equipped and staffed research facility that can analyze the refractory failure mechanisms in its customers' applications in order to determine the optimum refractory solution. Often the best solution is to use a more sophisticated product which increases the upfront costs but results in a lower life cycle cost. The organization of research engineers, customer service engineers and product managers have a good track record of designing optimum solutions. Product design changes that have been introduced recently include self-leveling castables and low-rebound gunning products that reduce installation costs, as well as many products that have been optimized to serve specific operating conditions. Some of the new products are based on
A. P. Green's proprietary Greenlite insulating aggregate which provides high strength in combination with low thermal conductivities.

    The Company's employee sales force is located throughout the United States, Canada and Mexico and in the Caribbean, Australia, Germany and the United Kingdom. Refractory products are shipped directly to customers from the Company's plants and from a large network of distribution centers and distribution representatives located in the United States, Canada and the United Kingdom.

    The United States sales force is divided into four geographic regions and two industry groups. The industry groups are specialized sales and marketing teams that target their efforts to steel and aluminum end-users. This has allowed the Company to provide a higher degree of customer assistance on refractory usage and selection and has enabled sales and marketing personnel to develop additional expertise in those end-user industries. This alignment has been beneficial to specific industry sales of the Company. Starting in 1992, steps were taken to more effectively coordinate Canadian and United States refractory sales. These steps were designed to take advantage of a centralized marketing plan and to source products more efficiently.

    Lime Operations.
    ---------------
    APG Lime is engaged in the production of lime for industrial applications. This process involves crushing, screening and calcining limestone to produce high calcium quicklime and hydrate, dolomitic quicklime and Cal-Dol lime blend. This processing takes place at Company-owned facilities in New Braunfels, Texas and Kimballton, Virginia. In 1994, the Company completed a project which increased production capacity at the New Braunfels, Texas facility to take advantage of higher demand for quicklime used in making precipitated calcium carbonate and other growing markets. This project also reduced particulate air emissions and reduced the use of water. The major end-users of the Company's lime products and the percentage of the Company's 1995 lime sales to such users is as follows:


                                       Percent of 1995       Percent of 1994
End-User Industry Category           Lime Products Sales   Lime Products Sales
--------------------------           -------------------   -------------------
Pulp and Paper Processing                    35%                   36%
Steel and Aluminum                           26%                   32%
Environmental/Water Treatment                16%                   14%
Road Construction                            14%                   14%
Chemical Processing                           6%                    1%
Masonry                                       3%                    3%

    Recently developed lime products include Cal-Dol lime blend; high calcium quicklime noted for specialized sizing and chemical reactivity for use in production of precipitated calcium carbonate by paper producers; and several dolomitic building lime products. Due to their heavy, bulk nature, industrial lime products cannot be shipped economically over long distances. This has resulted in regional sales and distribution, generally within a 300-mile radius of each facility. APG Lime's facilities are well located to take advantage of demand in the Southeastern U.S. and Texas and surrounding states. Product distribution involves direct shipments via rail and/or truck from the plants to the customers and customer pick-up at the plants.

    Raw Materials.
    -------------
    A. P. Green maintains programs to attempt to ensure the availability of raw materials, including the purchase of materials for its short-term needs and the development of long-term sources of supply. Refractory clay and silica requirements are obtained from Company-owned deposits located in Alabama, Arkansas, Colorado, Georgia, Idaho, Missouri, Ohio, Texas and Utah. Proven deposits contained approximately 11,200,000 tons of clay and silica as of December 31, 1995. Average annual mining of clay and silica during the last five years was 240,000 tons, with 1995 at 360,000 tons. Proven reserves are estimated to be sufficient for approximately 38 years of operations, based on recent average annual usage. The remaining refractory raw materials requirements are obtained from numerous suppliers. Refractory-grade bauxite is imported from China, Guyana and Brazil, and approximately 50% of the
Company's magnesite supply is obtained from China.   On a long-term basis,
there is an adequate supply of materials available from these countries.
There has been no significant interruption in the availability of Chinese or Brazilian bauxite or Chinese magnesite. There have been brief periods of limited supplies of bauxite from Guyana. Prices of Chinese bauxite are expected to increase substantially during 1996 as a result of changes made by the Chinese government in 1995 affecting bauxite exports, but no supply interruptions are anticipated. Some alumina raw materials are available from only one or two suppliers in the United States. Current supplies are adequate to meet A. P. Green's planned production volume for the foreseeable future. Aluminum Company of America is a major supplier of alumina chemicals and supplies up to 90 percent of certain chemicals used by A. P. Green.

    A. P. Green's lime products require two major raw materials, high calcium limestone and dolomitic limestone. High calcium limestone is mined and quarried, respectively, from Company-owned deposits at the Kimballton, Virginia and New Braunfels, Texas plants. The deposit at New Braunfels contained about 50,400,000 tons of usable reserves as of December 31, 1995. The average annual usage of quarried limestone at New Braunfels during the five-year period ended December 31, 1995 was 880,000 tons, with 1995 usage at 1,200,000 tons. Proven reserves of limestone at this location are estimated to be sufficient for about 60 years of operations, based on recent average annual usage. Company-owned and leased reserves at the Kimballton plant were estimated at 20,800,000 tons as of December 31, 1995. The average annual usage of mined limestone at Kimballton during the five-year period ended December 31, 1995 was 715,000 tons, with 1995 usage at 754,000 tons. Proven reserves of limestone at this location are estimated to be sufficient for 29 years of operations, based on recent average annual usage. Dolomitic limestone is purchased from outside suppliers, primarily The Dow Chemical Company for the New Braunfels plant and Rockydale Quarries Corp. for the Kimballton plant. In December 1995, the Dow Chemical Company quarry which supplies the New Braunfels plant was purchased by Chemical Lime Company. A new supply agreement is under negotiation.

    Energy.
    ------
    Natural gas used in the production of refractory products represents approximately 60 percent of total refractory energy costs. However, natural gas usage accounts for only approximately 4 percent of the total cost of refractory sales. Most manufacturing plants maintain a supply of standby energy. Electrical costs vary between operations and account for the balance of refractory energy costs.

    The primary energy source used in the production of lime products is coal, which accounted for virtually all of the total fuel used at the Kimballton plant and about 66 percent of the total fuel used at the New Braunfels plant during 1995. Natural gas (in lieu of coal) is the other major energy source used at New Braunfels, accounting for approximately 34 percent of that facility's total fuel usage in 1995. Coal for both locations and gas for New Braunfels are readily available from numerous suppliers.

    Primary energy supplies for both segments have been ample and have not been a factor in terms of curtailed plant operations. No major shift in energy use patterns for either segment is anticipated.

    Seasonality/Cyclicality.
    -----------------------
    Refractory sales are moderately seasonal and are directly related to cyclical fluctuations in production levels and new plant additions by refractory end-users.

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

    Order Backlog.
    -------------
    Order backlog for refractories varies by month within a moderate range. The order backlog believed to be firm was approximately $31.5 million and $19.0 million at December 31, 1995 and 1994, respectively, requiring eleven to twelve weeks to service for 1995 as compared with nine to ten weeks for 1994. A significant portion of the 1995 increase was due to increased demand for silica brick, primarily as a result of coke oven rebuilds in the steel industry and glass oven rebuilds. While this high demand level is expected to continue during 1996, it is not necessarily indicative of a long-term trend. Also contributing to the increased 1995 backlog were increased demand for precast shapes, increased clay/alumina brick orders from the glass and steel industries and improvements in reporting procedures from the acquired general facilities.

    Lime products normally do not have any significant backlog, other than for soil stabilization backlog related to state highway lettings, which can vary significantly from period to period. Such backlog was approximately $3.0 million and $1.2 million at December 31, 1995 and 1994, respectively.

    Competition.
    -----------
    The refractory industry is highly competitive and demand for refractories fluctuates with the level of activity in the basic industries. A. P. Green is one of six major producers of domestic refractories. The Company competes internationally with several major domestic producers and a number of international companies. The Company intends to expand its international refractory sales efforts. In addition, there are numerous regional domestic refractory producers. The major areas of competition in the refractory industry are service, price and product performance. Due to the decline of the United States heavy manufacturing industrial base, the refractory industry has become more price sensitive in recent years. New product introductions are increasing to meet demands of customer operating practices. More stringent requirements placed on product quality are being met with improved quality control at A. P. Green manufacturing plants to minimize deviations from refractory manufacturing standards. The U.K. Bromborough facility and the Mexico, Missouri, Fulton, Missouri, Sproul, Pennsylvania and Oak Hill, Ohio plants have been ISO 9002 certified and efforts are being made for certification of the other major U.S. and Canadian plants.

    The Kimballton, Virginia and New Braunfels, Texas lime plants compete with three and four primary lime producers, respectively. Price-sensitive competition is strong within these areas.

    Capital Expenditures.
    --------------------
    A. P. Green has implemented a program of maintaining and modernizing its facilities to improve its competitive position. In the three years ended December 31, 1995, A. P. Green invested approximately $22.8 million for such purposes. Of those expenditures, 57% ($12.9 million) were for refractories operations and information systems and 43% ($9.9 million) were for improvements in lime production and environmental controls. A. P. Green believes that these expenditures have provided it with significant cost reductions in certain segments of its business.

    Research and Development.
    ------------------------
    Product and process development activities are principally located at Mexico, Missouri, in a well equipped facility occupying 43,924 square feet. The major objective of the refractory technology department is to maintain
A. P. Green at the technological forefront of the refractories industry with development of new and improved refractory products and processes.

    The refractory technology department also is responsible for quality systems implementation, analytical services, applications engineering, product installation technical support and technical liaison with foreign operations. A pilot plant allows testing during the transition of new products to the commercial stage.

    Research and development expenditures amounted to approximately $2.9 million, $2.5 million and $2.2 million during 1995, 1994 and 1993, respectively.

    Significant Customers.
    ---------------------
    A. P. Green is not dependent upon any single customer or group of customers on a regular basis, the loss of which would have a materially adverse effect on A. P. Green. No customer accounted for more than five percent of A. P. Green's consolidated annual net sales in 1995, 1994 or 1993.


    Employees.
    ---------
    The average number of persons employed by A. P. Green during 1995, 1994 and 1993 was 1,966, 1,656 and 1,447, respectively. Approximately 1,080 employees are members of collective bargaining units. The represented unions in the U.S. and Canada are: the Aluminum Brick and Glass Workers International Union, the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, Laborers International, Brick Layers and Allied Craftsmen, and the United Steel Workers of America. The represented unions in the United Kingdom are: the Transport and General Workers' Union, the Amalgamated Union of Engineering Workers and the Union of Construction and Allied Trades. The represented union in Monterrey, Mexico is the Federation Nacional de Sindicatos Independientes. Five-year collective bargaining agreements were successfully negotiated in 1993 with the unions represented at the Mexico, Missouri and Fulton, Missouri plants, in 1994 with the unions represented at the Bessemer, Alabama and Little Rock, Arkansas plants and in 1995 with the unions represented at the Sulphur Springs, Texas, Gary, Indiana and Smithville, Ontario plants. New collective bargaining agreements are to be negotiated during 1996 at the Oak Hill, Ohio, Lehi, Utah, Rockdale, Illinois and Sproul, Pennsylvania plants. A. P. Green considers its relations with its employees to be good.

    Environmental Matters.
    ---------------------
    Laws and regulations currently in force which do or may affect
A. P. Green's domestic operations include the Federal Clean Water Act, the Reauthorized Clean Air Act of 1990, the National Environmental Policy Act of 1969, the Solid Waste Disposal Act (including the Resource Conservation and Recovery Act of 1976), the Comprehensive Environmental Response, Compensation and Liability Act (including the Superfund Amendments and Reauthorization Act of 1986), the Federal Surface Mining Control and Reclamation Act, the Toxic Substances Control Act, regulations under these Acts, the environmental protection regulations of various governmental agencies (e.g., the Bureau of Land Management Surface Management Regulations, Forest Service Regulations, Environment Canada Regulations and Department of Transportation Regulations) and laws and regulations concerned with mining techniques, reclamation of mined lands, air and water pollution and solid waste disposal.

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

    Environmental laws and regulations currently in force in Mexico which do or may affect the Company's Mexican subsidiary include Control of Hazardous Substances and Registry, Health and Safety Meeting Registration and Land Surface Management Regulations.

    From time to time, the Company experiences on-site inspections by environmental regulatory authorities who may impose penalties or require remedial actions. A. P. Green believes that it has substantially complied with, and it intends in the future to so comply with, all laws and regulations (including foreign) governing pollution control and other environmental conditions in all material respects. Such compliance has not had, and is not expected to have, a material adverse effect upon A. P. Green's earnings or competitive position. Information regarding environmental and asbestos-related legal proceedings is set forth in Note 18 of Notes to Consolidated Financial Statements which are included in A. P. Green's 1995 Annual Report to Stockholders and incorporated herein by reference. Capital expenditures have been made over the last several years and are planned in 1996 to install dust and emissions control equipment to improve the impact on the environment of refractory and lime manufacturing operations.

    Patents, Trademarks, and Licenses.
    ---------------------------------
    All major product brand names, as well as the "A. P. Green" name, are registered in the United States and numerous other countries. A. P. Green currently holds 23 U.S. patents, and had one patent application outstanding at December 31, 1995. The expiration of these patents will not have a significant financial impact on A. P. Green. A. P. Green has aggressively licensed its refractory technology and formulations to refractory producers around the world. Currently, there are 12 license agreements with foreign, unaffiliated companies, three of which cover A. P. Green's full range of refractory products and nine of which are for limited product lines.

d)  Financial Information About Foreign and Domestic Operations and Export
    ----------------------------------------------------------------------
    Sales
    -----
    Financial information regarding geographic segments of A. P. Green is set forth in Note 19 of Notes to Consolidated Financial Statements which is included in A. P. Green's 1995 Annual Report to Stockholders and incorporated herein by reference.

ITEM 2.  PROPERTIES

General
-------
    A. P. Green's principal properties are owned, except as noted, and none of the owned properties are subject to encumbrances, except for buildings and equipment at the Bessemer, Alabama plant and land and buildings at the Ellisville, Mississippi plant used to secure the industrial development revenue bond indebtedness at those plants. The buildings are adequate and suitable for the purposes for which they are used, have been well maintained, are in sound operating condition and are in regular use.

Headquarters
------------
    The headquarters of A. P. Green, which consists of 62,800 square feet of floor space, is located in Mexico, Missouri.

Refractory Manufacturing Facilities
-----------------------------------
    The following table describes the U.S. refractory manufacturing facilities operated by A. P. Green. Facilities are owned unless otherwise indicated. Plants in Hitchins, Kentucky, Troup, Texas and Warren, Ohio, obtained in the General acquisition, are excluded as they are no longer in operation and are currently held for sale.

Location and Nature               Approximate Square       Products
of Property                       Feet of Floor Space      Manufactured
-------------------               -------------------      ------------
Bessemer, Alabama                     150,300              High Alumina and
  Manufacturing buildings,                                 Fireclay Brick
  rail and office

Ellisville, Mississippi                20,000              Board and Special
  Manufacturing and office                                 Shape Refractory
  building                                                 Fiber Products

Fulton, Missouri                      240,200              High Alumina Brick,
 Manufacturing buildings,                                  including Tar
 rail and office                                           Impregnated and
                                                           Coked Brick

Gary, Indiana                          98,500              Cast Shapes &
 Manufacturing buildings                                   Castables
 and office

Lehi, Utah                            120,000              High Alumina,
 Manufacturing buildings                                   Silica and Basic
 Rail and office                                           Brick; Castables

Location and Nature                     Approximate Square     Products
of Property                        Feet of Floor Space    Manufactured
-------------------                -------------------    ------------
Little Rock, Arkansas                  37,800               Calcined
Refractory
 Clay storage building,                                     Clay,
 rotary calcining kiln,                                    Refractory Clay
 rail and office

Mexico, Missouri                    1,142,700              Fireclay, High
 Manufacturing buildings,                                  Alumina and
 rail and office                                           Insulating Brick;
                                                           Zirconia Brick;
                                                           Mortars, Plastics,
                                                           Castables and Light
                                                           Weight Aggregate

Middletown, Pennsylvania              111,200              Cast Shapes
  Manufacturing buildings
  and office

Minerva, Ohio                           9,500              Light Weight
  Leased manufacturing                                     Aggregate and
building and office                                      Castables

Oak Hill, Ohio                        111,100              Mortars, Plastics
  Manufacturing buildings,                                 and Castables
  rail and office

Pryor, Oklahoma                        65,800              Industrial Ceramic
  Manufacturing buildings,                                 Fiber Insulation
  rail and office

Pueblo, Colorado                        1,600              Fireclay
  Maintenance shop and office

Rockdale, Illinois                     78,000              Basic Brick
  Manufacturing buildings,
  rail and office

Sproul, Pennsylvania                  102,100              Mortars, Plastics
  Manufacturing buildings,                                 and Castables
  rail and office

Sulphur Springs, Texas                193,100              Fireclay and High
  Manufacturing buildings,                                 Alumina Brick;
  rail and office                                          Mortars, Plastics
                                                           and Castables

Location and Nature                 Approximate Square     Products
of Property                         Feet of Floor Space    Manufactured
-------------------                 -------------------    ------------
Thomasville, Georgia                   24,000              Cast Shapes
  Leased manufacturing
  buildings and office


Mineral Properties
------------------
    Most of the refractory plants listed above utilize clay and/or silica, which A. P. Green mines or quarries from deposits leased or owned, or purchases from various sources. Clay and silica deposits include properties known to contain commercially recoverable quantities based on core and/or auger drilling, laboratory testing, surveying and mapping. Such properties are held outright in fee simple; under mineral deeds which convey title to all clay or minerals with full rights of ingress, egress and mining; and under lease. The clay reserves are located in Alabama, Arkansas, Colorado, Georgia, Idaho, Missouri, Ohio and Texas, and a silica mine is located in Utah.

Distribution Centers/Sales Offices
----------------------------------
    A. P. Green operates distribution centers and maintains refractory stocks and sales offices as indicated in the listing below. All distribution centers are on ground level and range up to approximately 22,000 square feet. With the exception of Chicago, Illinois, Baton Rouge, Louisiana and St. Louis, Missouri, which are owned, the distribution centers/sales office facilities are leased under initial lease terms of one to 20 years.

Distribution Center/Sales Office Locations:

Atlanta, Georgia                            Kearny, New Jersey
Austin, Texas                               Knoxville, Tennessee
Baltimore, Maryland                         Lehi, Utah
Baton Rouge, Louisiana                      Los Angeles, California
Birmingham, Alabama                         Minneapolis, Minnesota
Boston, Massachusetts                       Orange, Connecticut
Buffalo, New York                           Philadelphia, Pennsylvania
Charlotte, North Carolina                   Pittsburgh, Pennsylvania
Chicago, Illinois                           Portland, Oregon
Cincinnati, Ohio                            Roanoke, Virginia
Cleveland, Ohio                             Rockford, Illinois
Dallas, Texas                               St. Louis, Missouri
Detroit, Michigan                           Salt Lake City, Utah
East Moline, Illinois                       San Francisco, California
Evansville, Indiana                         Seattle, Washington
Houston, Texas                              Spokane, Washington
Kansas City, Missouri                       Tampa, Florida

Lime Operations
---------------
    APG Lime operates two industrial lime manufacturing plants. The facility at Kimballton, Virginia consists of an underground mine, rail and various plant buildings, totaling approximately 83,700 square feet of floor space, situated on approximately 680 owned acres. This plant primarily manufactures industrial lime products and a small amount of soil stabilization lime.
APG Lime owns one-half of the mineral rights under national forest property adjacent to the Kimballton plant by royalty lease from the Bureau of Land Management. Such lease was renewed for an additional 20-year term in 1988. The royalty is 2.5 percent of the nominal value of limestone mined. The New Braunfels, Texas facility consists of a surface mine, rail and various plant buildings, totaling approximately 81,000 square feet of floor space, situated on approximately 1,010 owned acres. This plant manufactures industrial lime products, soil stabilization lime and lime-based mortars.

Canadian Subsidiary
-------------------
    A. P. Green Refractories (Canada) Ltd., a wholly owned subsidiary of
A. P. Green, owns 17,100 square feet of manufacturing space at Acton, Ontario to produce crucibles used by the precious metal assaying industry and vacuum formed fiber products. 1086215 Ontario, Inc., a wholly owned subsidiary of
A. P. Green Refractories (Canada) Ltd., owns a 170,000 square foot building in Smithville, Ontario used for manufacturing and storage of basic brick, refractory mortars, cements, plastics and castables. In addition, raw materials, which are imported principally from A. P. Green's U. S. facilities, are stored there. Distribution centers and/or sales offices are maintained at the following locations: Delta, British Columbia; Edmonton, Alberta; Montreal, Quebec; Ottawa, Ontario; Quebec City, Quebec; Toronto, Ontario; and Winnipeg, Manitoba. All of the facilities are leased under initial lease terms of one to five years.

United Kingdom Subsidiaries
---------------------------
    A. P. Green Refractories Limited, a wholly owned subsidiary of A. P. Green Industries, Inc., leases and operates its headquarters and manufacturing facility in Bromborough, Wirral, England. A full range of specialties, including mortars, plastics and dense and light weight castables are manufactured in a 76,600 square foot building at this location. Distribution centers and sales offices are maintained in Bromborough, Sheffield and London in England and Risca in Wales to ensure complete customer coverage in the U.K. All of these facilities are leased under initial lease terms of one to nine hundred ninety-nine years.

    Liptak Bradley Limited, a wholly owned subsidiary of A. P. Green Refractories Limited, operates out of the same premises in Bromborough, providing a refractory installation service using exclusively A. P. Green products.

Mexican Subsidiary
------------------
    A. P. Green de Mexico SA de CV, a 51% owned subsidiary of A. P. Green Refractories Inc., owns and operates a manufacturing facility located in Salinas Victoria near Monterrey, Mexico. Cast shapes, castables, mortars and plastics are manufactured in a 53,800 square foot facility at this location.

Indonesian Subsidiary
---------------------
    PT A. P. Green Indonesia, a subsidiary owned 80% by A. P. Green Industries, Inc. and 20% by A. P. Green Refractories, Inc., is constructing a 43,400 square foot castables manufacturing facility in West Java, Indonesia.

ITEM 3.  LEGAL PROCEEDINGS

    Information regarding legal proceedings is set forth in Note 18 of Notes to Consolidated Financial Statements which is included in A. P. Green's 1995 Annual Report to Stockholders and incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.


                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The information set forth below the caption "Common Stock, Market Prices and Dividends" on page 36 of A. P. Green's 1995 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL INFORMATION

    The information set forth below the caption "Comparative Five-Year Summary" on page 35 of A. P. Green's 1995 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    The information set forth below the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 13 through 18 of A. P. Green's 1995 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements of A. P. Green as of December 31, 1995 and 1994 and for each of the years in the three-year period ended December 31, 1995, and notes thereto (including the quarterly supplementary data) and the Independent Auditors' Report appear on pages 19 through 34 of
A. P. Green's 1995 Annual Report to Stockholders and are incorporated herein by reference. The Independent Auditors' Report for the financial statement schedule for each of the years in the three-year period ended December 31, 1995, and the financial statement schedule required by Regulation S-X appear on pages F-1 through F-2 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information regarding directors is contained in A. P. Green's Proxy Statement for the 1996 Annual Meeting of Stockholders under the caption "Item 1 - Election of Directors" and is incorporated herein by reference.

    The following is a list as of March 25, 1996 of the names and ages of the executive officers of A. P. Green and all positions and offices with
A. P. Green presently held by the person named. There is no family relationship between any of the named persons.

Name                    Age       All Positions Held With A. P. Green
----                    ---       -----------------------------------
Paul F. Hummer II       54        Chairman of the Board,
                                  President and Chief Executive Officer

Jurgen H. Abels         51        Vice President, International

Max C. Aiken            58        Executive Vice President

David G. Binder         59        Vice President and Controller

Ronald L. Bramblett     58        Vice President, Human Resources

Michael B. Cooney       55        Senior Vice President, Law/Administration
                                  and Secretary

Frank J. Cordie         43        Vice President, Refractory Manufacturing

Daniel Y. Hagan         56        Vice President, Refractory Sales

Orville Hunter, Jr.     57        Vice President, Refractory Technology

John L. Kelsey          45        Vice President, Refractory Marketing

Gary L. Roberts         49        Vice President, Chief Financial Officer and
                                  Treasurer

    The executive officers were appointed by, and serve at the pleasure of, the Board of Directors of A. P. Green. Except for Mr. Cordie, all executive officers have held the position listed or another position with A. P. Green or an entity affiliated with A. P. Green for at least five years. Mr. Cordie was Regional Director, Refractory Production of A. P. Green from October 1995 to February 1996 and Vice President of Production at Jenkins Brick Co. from February 1991 to September 1995.

ITEM 11.  EXECUTIVE COMPENSATION

    Information regarding executive compensation is contained in A. P. Green's Proxy Statement for the 1996 Annual Meeting of Stockholders under the caption "Compensation of Executive Officers" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding security ownership of certain beneficial owners and management is contained in A. P. Green's Proxy Statement for the 1996 Annual Meeting of Stockholders under the captions "Voting Securities and the Principal Holders Thereof" and "Security Ownership by Management" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Not applicable.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) 1.   Consolidated Financial Statements
         ---------------------------------
    The following Consolidated Financial Statements of A. P. Green are contained in A. P. Green's 1995 Annual Report to Stockholders on the following pages thereof:
                                                                Annual Report
                                                               Page Reference
                                                               --------------
    Consolidated Statements of Earnings - Years Ended
         December 31, 1995, 1994 and 1993                            19

    Consolidated Statements of Financial Position -
         December 31, 1995 and 1994                                  20

    Consolidated Statements of Stockholders' Equity -
         Years Ended December 31, 1995, 1994 and 1993                21

    Consolidated Statements of Cash Flows - Years Ended
         December 31, 1995, 1994 and 1993                            22

    Notes to Consolidated Financial Statements -
         December 31, 1995, 1994 and 1993                          23-24

    Independent Auditors' Report as of December 31, 1995
         and 1994 and for each of the years in the
         three-year period ended December 31, 1995                   34

    2.   Financial Statement Schedule
         ----------------------------
    The following financial statement schedule of A. P. Green and the accompanying Independent Auditors' Report are set forth on the following pages of this Annual Report on Form 10-K:

                                                               Form 10-K
                                                            Page Reference
                                                            --------------
    Independent Auditors' Report on the consolidated financial statement schedule for each of the years in the three-year
      period ended December 31, 1995.                              F-1

    Schedule II     Valuation and Qualifying Accounts              F-2

    Some schedules have been omitted because they are not applicable, are not required or the information is included in the consolidated financial statements or notes thereto.

    3.   Exhibits
         --------
    Exhibit No.
    -----------
    3(a) Restated Certificate of Incorporation of A. P. Green is incorporated herein by reference to Exhibit 3(a) of A. P. Green's Annual Report on Form 10-K for the year ended December 31, 1987.

    3(b)      By-Laws of A. P. Green, as amended on November 16, 1995.

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

    10(d)     Form of A. P. Green Management Incentive Compensation Plan.

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

    10(l) Retirement Plan for Directors, dated February 16, 1995, is incorporated herein by reference to Exhibit 10(l) of
              A. P. Green's Annual Report on Form 10-K for the year ended December 31, 1994.

    10(m) A. P. Green Industries, Inc. Supplemental Retirement Income Plan, executed October 12, 1994, effective January 1, 1995, is incorporated herein by reference to Exhibit 10(m) of
              A. P. Green's Annual Report on Form 10-K for the year ended December 31, 1994.

    13        A. P. Green's 1995 Annual Report to Stockholders.

    21        Subsidiaries of A. P. Green

    23        Consent of KPMG Peat Marwick LLP

    27        Financial Data Schedule as of December 31, 1995.

(b) Reports on Form 8-K.  None.

(c) See Item 14(a) above.

(d) See Item 14(a)(2) above.

                            SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            A. P. GREEN INDUSTRIES, INC.
                                                       Registrant


Dated:  March 4, 1996                    By:   /s/ Michael B. Cooney
                                         --------------------------------

                                     Michael B. Cooney, Senior Vice
                                     President, Law/Administration and
                                     Secretary

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                              Title               Date
---------                              -----               ----

 /s/ Paul F. Hummer II      Chairman of the Board,     March 4, 1996
Paul F. Hummer II           President, Chief Executive
                            Officer and Director
                            (Principal Executive Officer)

                            Vice President, Chief
 /s/ Gary L. Roberts        Financial                  March 4, 1996
Gary L. Roberts             Officer and Treasurer
                            (Principal Financial and
                            Accounting Officer)

 /s/ Donald E. Lasater      Director                   March 13, 1996
Donald E. Lasater


 /s/ P. J. O'Bryan          Director                   March 18, 1996
P. J. O'Bryan


 /s/ Daniel R. Toll         Director                   March 13, 1996
Daniel R. Toll


 /s/ William F. Morrison    Director                   March 25, 1996
William F. Morrison

                   INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
A. P. Green Industries, Inc.:




Under date of February 9, 1996, we reported on the consolidated statements of financial position of A. P. Green Industries, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. As discussed in note 5 of notes to consolidated financial statements, the Company changed its method of accounting for postemployment benefits in 1994.


/s/ KPMG PEAT MARWICK LLP



St. Louis, Missouri
February 9, 1996

                           SCHEDULE II




                   A. P. GREEN INDUSTRIES, INC.
                     SUPPLEMENTAL INFORMATION
                VALUATION AND QUALIFYING ACCOUNTS



An analysis of doubtful accounts for 1993, 1994 and 1995 is as follows:


                                                         Doubtful
                                                         Accounts
                                                         --------
                                                 (Dollars In Thousands)


Balance, December 31, 1992                                $1,309
Additions in 1993 -
  Current Year Provision                                     143
Less - Receivables written off, net                         (254)
                                                          ------

Balance, December 31, 1993                                 1,198
Additions in 1994 -
  Current Year Provision                                     373
  Acquisition of General Refractories                      1,088
Less - Receivables written off, net                         (667)
                                                          ------

Balance December 31, 1994                                  1,992
Additions in 1995-
  Current year provision                                     120
  Acquisitions                                               247
Less - Receivables written off, net                         (429)
                                                          ------

Balance, December 31, 1995                                $1,930
                                                          ======