Form 10-Q
period 1996-03-31
GREEN A P INDUSTRIES INC
filed 1996-05-15
CIK 826619

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549

                                -----------------
                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                -----------------

For the quarter ended March 31, 1996               Commission File No. 0-16452
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
Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of May 13, 1996, 4,010,754 shares of Common Stock, $1 par value, were outstanding.

A. P. GREEN INDUSTRIES, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                     March 31,    December 31,
                                                        1996          1995
(Dollars in thousands, except per share data)        -----------   ----------

ASSETS

  Current Assets
    Cash and cash equivalents                      $     4,477    $     9,284
    Receivables (net of allowances -
      1996, $1,954;  1995, $1,930)                      44,534         44,183
    Reimbursement due on paid asbestos claims            3,145          3,696
    Inventories                                         57,975         55,557
    Projected insurance recovery on asbestos claims     22,857         21,990
    Deferred income tax asset                            3,107          4,115
    Other                                                6,657          6,411
                                                     -----------  ------------
      Total current assets                             142,752        145,236

  Property, plant and equipment, net                    97,545         96,785
  Non-current projected insurance recovery             107,422        113,168
    on asbestos claims
  Pension assets                                         8,973          9,071
  Intangible assets, net                                 4,227          3,941
  Other assets                                           5,383          5,367
                                                     -----------   -----------
Total assets                                       $   366,302    $   373,568
                                                     ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                               $    17,078    $    18,254
    Accrued expenses
      Payrolls                                           5,717          6,281
      Taxes other than on income                         1,803          1,889
      Insurance reserves                                 4,019          4,657
      Current portion of projected asbestos claims      23,069         22,198
      Other                                              7,692          8,534
    Current maturities of long-term debt                 2,742          2,705
    Income taxes                                         1,418          1,103
                                                     -----------   -----------
      Total current liabilities                         63,538         65,621

  Deferred income taxes                                 11,810         12,671
  Long-term non-pension benefits                        15,939         15,597
  Long-term pensions                                    14,351         14,233
  Long-term debt                                        34,360         34,384
  Non-current projected asbestos claims                109,288        115,048
                                                     -----------   -----------
      Total liabilities                                249,286        257,554
                                                     -----------   -----------
  Minority Interests                                     1,842          2,015

  Stockholders' Equity
    Preferred stock - $1 par value;
      authorized:  2,000,000 shares;
      issued and outstanding:  none                       -              -
    Common stock - $1 par value;
      authorized: 10,000,000 shares;
      issued:  4,487,721 in 1996
      and 4,486,221 in 1995                              4,488          4,486
    Additional paid-in capital                          72,797         72,770
    Retained earnings                                   58,436         56,981
    Less: Deferred foreign currency translation         (3,240)        (2,931)
          Treasury stock of 448,967 shares in 1996,     (9,018)        (9,018)
            448,962 in 1995, at cost
          Note receivable-ESOT                          (7,505)        (7,505)
          Minimum pension liability adjustment,
            net of tax                                    (784)          (784)
                                                     -----------   -----------
      Total stockholders' equity                       115,174        113,999
                                                     -----------   -----------
Total liabilities and stockholders' equity         $   366,302    $   373,568
                                                     ===========   ===========

See accompanying notes to consolidated financial statements.

A. P. GREEN INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)




                                                  Three months ended March 31,
                                                        1996           1995
(Dollars in thousands, except per share data)        -----------   -----------

Net sales                                          $    64,234    $    61,889

Cost of sales                                           52,879         51,451
                                                     -----------   -----------
  Gross profit                                          11,355         10,438

Expenses and other income

  Selling & administrative expenses                      8,869          7,967

  Interest expense                                         786            793

  Interest income                                         (322)          (323)

  Minority interest in loss of partnership                 (33)          -

  Other income, net                                       (142)          (204)
                                                     -----------   -----------
    Earnings before income taxes                         2,197          2,205

Income tax expense                                         786            757

Equity in net income of affiliates                        (180)          (240)

Minority interest in loss of consolidated subsidiaries    (140)          -
                                                     -----------   -----------
Net earnings                                       $     1,731    $     1,688
                                                     ===========   ===========
Net earnings per common share                      $      0.43    $      0.42
                                                     ===========   ===========
Weighted average number of common shares             4,038,721      4,028,129
                                                     ===========   ===========
Dividends per common share                         $      0.07    $      0.07
                                                     ===========   ===========

See accompanying notes to consolidated financial statements.

A. P. GREEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                   Three months ended March 31,
                                                   ----------------------------
(Dollars in thousands)                                   1996           1995
                                                         ----           ----
Cash flows from operating activities

  Net earnings                                     $     1,731    $     1,688

  Adjustments for items not requiring (providing) cash
    Depreciation, depletion and amortization             2,592          2,443
    Deferred compensation earned                           -                3
    Stock compensation to directors                         28             23
    Provision for losses on accounts receivable            148             88
    Loss (gain) on sale of assets                           36            (11)
    Equity in undistributed earnings of affiliates        (180)          (240)
    Minority interest in losses of consolidated
      subsidiaries and partnership                        (173)           -

  Decrease (increase) in assets
    Trade receivables                                     (500)         3,712
    Asbestos claim and fee reimbursements received       4,913          1,697
    Inventories                                         (2,418)         1,572
    Receivable and prepaid taxes                           355            -
    Other current assets                                  (601)          (140)

  Increase (decrease) in liabilities
    Accounts payable and accrued expenses               (3,306)        (9,211)
    Asbestos claims paid                                (4,371)        (7,280)
    Pensions                                               118            169
    Income taxes                                           316           (629)
    Deferred income taxes                                  146            163
    Long-term non-pension benefits                         342            112
                                                     -----------   -----------
  Net cash used in operating activities                   (824)        (5,841)
                                                     -----------   -----------
Cash flows from investing activities

  Capital expenditures                                  (3,264)        (1,003)
  Decrease (increase)  in other long-term assets          (272)            57
  Decrease (increase) in pension assets                     99            (16)
  Proceeds from sales of assets                             26            132
                                                     -----------   -----------
  Net cash used in investing activities                 (3,411)          (830)
                                                     -----------   -----------
Cash flows from financing activities
  Repayments of debt                                       (63)           (31)
  Capital contributions from minority partner              -              110
  Proceeds from borrowings                                  75            -
  Dividends paid                                          (283)          (282)
  Tax benefit on dividends paid to ESOT                      7              3
                                                     -----------   -----------
  Net cash used in financing activities                   (264)          (200)
                                                     -----------   -----------
Effect of exchange rate changes                           (308)           (96)
                                                     -----------   -----------
Net decrease in cash and cash equivalents               (4,807)        (6,967)

Cash and cash equivalents at beginning of year           9,284          9,637
                                                     -----------   -----------
Cash and cash equivalents at end of period         $     4,477    $     2,670
                                                     ===========   ===========

See accompanying notes to consolidated financial statements.

A. P. GREEN INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  MANAGEMENT'S COMMENTS REGARDING ADJUSTMENTS AND RESULTS OF OPERATIONS
    ---------------------------------------------------------------------
In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal and recurring nature necessary for a fair presentation of the financial position and results of operations for the periods presented. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results for the quarter ended March 31, 1996 are not necessarily indicative of the results which may occur for the full year.

2.  RESERVES FOR PLANT CLOSINGS
    ---------------------------
The Company has reserves for estimated exit costs and termination benefits in connection with the shutdown of certain facilities in the U.S. and Canada. Three of the plants acquired in the acquisition of the refractories business of General Refractories Company and its affiliated companies ("General") were closed during 1994, a $3.6 million reserve for which was established at the time of acquisition and included on the opening balance sheet. During the second quarter of 1995 this reserve was increased by approximately $330,000, primarily to revise estimates of employee termination benefits resulting from the sale of these facilities taking longer than anticipated. A $380,000 reserve was also established during the second quarter of 1995 for the closing of the Weston, Ontario plant, which was sold in December 1995. Substantially all employees at these facilities (approximately 210 in total) have been terminated and approximately $3.5 million of termination benefits and plant closing costs have been charged against the reserves to date. The U.S. facilities are held for sale at their estimated net realizable value.

3.  INVENTORIES
    -----------
                                          March 31, 1996     December 31, 1995
                                          --------------     -----------------
    Finished goods & work-in-process
      Valued at LIFO:
        FIFO cost                             $40,655             $36,429
        Less LIFO reserve                     (15,983)            (14,186)
                                              -------             -------
         LIFO cost                             24,672              22,243
    Valued at FIFO                             10,369              10,404
                                              -------             -------
    TOTAL                                      35,041              32,647
                                              -------             -------
    Raw materials and supplies
      Valued at LIFO:
        FIFO cost                              18,484              18,187
        Less LIFO reserve                      (5,464)             (5,234)
                                              -------             -------
          LIFO cost                            13,020              12,953

      Valued at FIFO                            9,914               9,957
                                              -------             -------
        TOTAL                                  22,934              22,910
                                              -------             -------
                                              $57,975             $55,557
                                              =======             =======

4.  LITIGATION
    ----------
Asbestos-related claims - Personal Injury
- -----------------------------------------
A. P. Green is among numerous defendants in lawsuits pending as of March 31, 1996 that seek to recover compensatory, and in many cases, punitive damages for personal injury allegedly resulting from exposure to asbestos-containing products.

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

Claims activity for each of the years ended December 31, 1995, 1994 and 1993, based upon information provided by the Center, was as follows:
- -----------------------------------------------------------------------------
                                            1995         1994          1993
- -----------------------------------------------------------------------------

  Claims pending at January 1              50,920       52,122        50,007
  Claims filed                             12,560       14,836        26,100
  Cases settled, dismissed or
     otherwise resolved                   (15,113)     (16,038)      (23,985)
                                          -------      -------       -------
     Claims pending at December 31         48,367       50,920        52,122
                                          =======      =======       =======
  Average settlement amount per claim (1) $ 1,778      $ 1,816       $ 1,728

 ===========================================================================

(1) Substantially all settlements are covered by the Company's insurance program.


On January 15, 1993, the Members were named as defendants in a class action lawsuit brought on behalf of all persons who have been occupationally exposed to asbestos-containing products of the Members and who have unasserted claims for such exposure (the Class) pursuant to Federal Rule of Civil Procedure 23(b)(3) in the Federal District Court for the Eastern District of Pennsylvania. At about the same time, the Center negotiated and filed with the Court a settlement (the Settlement) between the Members and the Class. Under the terms of the Settlement, the Members have agreed to pay compensation to any member of the Class who has, according to objective medical criteria, physical impairment as a result of such exposure. Different levels of compensation will be paid depending on the type and degree of physical impairment. No punitive damages will be paid. The Settlement provides, among other things, for a cap on the number of claims to be processed each year during the next ten years and a range of settlement values for each disease category. Settlement values are based on historical average payments by the Center for similar cases. Each Member is responsible for its percentage share of each claim payment (no joint and several liability), such shares having been previously established. Hearings were held to determine the fairness of the Settlement and the court ruled that the Settlement was fair and enjoined Class members from filing lawsuits in the tort system against the Members.
The Center is processing and settling claims filed by Class members pursuant to the Settlement. This ruling has been appealed by certain objectors. On May 10, 1996, the United States Court of Appeals for the Third Circuit ordered the District Court to decertify the Class and vacate the injunction prohibiting Class Members from filing suit in the tort system against the Members of the Center. It is expected that a petition for rehearing will be filed and appeals pursued.

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

Under the assumption that it receives these court approvals, the Settlement has provided the Company with a basis for estimating its potential liability and related insurance recovery associated with asbestos cases. The Company has reviewed its insurance policies, historical settlement amounts, the number of pending cases and the projected number of claims to be filed pursuant to the Settlement and the Company's share of amounts to be paid thereunder. The Company has also reviewed its contractual liability for the payment of deductibles under certain insurance policies insuring the E. J. Bartells Company (Bartells), a former subsidiary, against asbestos-related personal injury claims, such policies having been issued when Bartells was owned by
A. P. Green. Additionally, the Company has reviewed the claims asserted by Bartells against the issuers of such policies and any exposure of the Company to such claims. Based upon such reviews, the Company has estimated its liability for such asbestos cases and claims to be approximately $132.4 million and $137.2 million at March 31, 1996 and December 31, 1995, respectively, with partially offsetting projected insurance reimbursements of approximately $130.3 million and $135.1 million, respectively. While management understands the inherent uncertainty in litigation of this type and the possibility that past costs may not be indicative of future costs, management does not believe that these claims and cases will have any additional material adverse effect on the Company's consolidated financial position or results of operations. Management anticipates the Company's payments for these claims will occur over at least ten years and can be made from normal operating cash sources.

In addition to asbestos-related personal injury claims asserted against
A. P. Green, a number of claims have been asserted against Bigelow-Liptak Corporation (now known as A. P. Green Services, Inc.), a subsidiary of the Company. These claims have been and are currently being handled by such subsidiary's insurance carriers. Except for deductible amounts or retentions provided under insurance policies, no claim for reimbursement of defense or indemnity payments has been made against the Company or such subsidiary by any such carriers.

Asbestos-related claims-Property Damage
- ---------------------------------------
A. P. Green is also among numerous defendants in a property damage class action suit pending in South Carolina. A. P. Green previously has been dismissed from a number of property damage cases and believes that it should be dismissed from the South Carolina case based on the end uses of its products. A similar suit pending in the State of Oregon involves a former wholly owned subsidiary of the Company and is being defended by the Company's insurance carrier. Based upon the Company's history in these asbestos-related property damage claims, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

There was no assumption of asbestos-related liability, either personal injury or property damage, in connection with the August 1994 acquisition of General.

Environmental
- -------------
The EPA or other private parties have named the Company or one of its subsidiaries as a potentially responsible party in connection with two superfund sites in the United States. The Company is a de minimis party with respect to one of the sites and expects to arrive at a settlement agreement and consent decree with respect to it for an amount of not more than $10,000. With respect to the second, involving a wholly owned subsidiary of the Company, there does not appear to be any evidence of delivery to the site of hazardous material by the subsidiary. An estimate has been made of the costs to be incurred in these matters and the Company has recorded a reserve respecting those costs.

Other
- -----
A. P. Green is subject to claims and other lawsuits that arise in the ordinary course of business, some of which may seek damages in substantial amounts, including punitive or extraordinary damages. Reserves for these claims and lawsuits are recorded to the extent that losses are deemed probable and are estimable. In the opinion of management, the disposition of all current claims and lawsuits will not have a material adverse effect on the consolidated financial position or results of operations of A. P. Green.

A. P. GREEN INDUSTRIES, INC.

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
- ---------------------
Total sales increased 3.8% to $64.2 million for the three months ended March 31, 1996 from $61.9 million for the comparable 1995 three-month period. Gross profit increased 8.8% to $11.4 million from $10.4 million for the comparable periods. The impact from the July 1995 acquisition of A. P. Green de Mexico was to increase sales by $1.6 million and gross profit by $487,000, while the impact of the December 1995 acquisition of Lanxide ThermoComposites, Inc. and subsidiary, Chiam Technologies, Inc. (collectively referred to as LTI) was to increase sales by $400,000 and reduce gross profit by $42,000 due to the relatively high percentage of fixed costs at the initial low volume level. The impact from the INTOGREEN partnership formed in January 1995 was not material.

Refractory Products and Services
- --------------------------------
Refractory products and services sales increased 2.7% to $54.4 million for the three-month period ended March 31, 1996, including $2.0 million due to the 1995 acquisitions of A. P. Green de Mexico and LTI, from $53.0 million for the three-month period ended March 31, 1995. United States refractory sales were unchanged at $47.6 million for both three-month periods. Specialties volumes were unchanged, while brick, pre-cast shape and ceramic fiber volumes all declined, partially offset by an increase in clays and grogs, for a net volume decline of 7.0%. Prices on all U.S. refractory product lines improved an average of 6.9% for the comparable quarters. The Company's international business continued to expand, with U.S. export sales improving 48.7% to $6.2 million from $4.2 million.

Sales of the Canadian subsidiary were unchanged at $5.5 million for the comparable three-month periods. Increases in ceramic fiber and crucible volumes were offset by declines in all other product lines, resulting in an overall volume decline of 3.5%. Price increases for brick, pre-cast shapes, crucibles and clays and grogs were partially offset by a decline in ceramic fiber prices, with specialties pricing essentially unchanged, resulting in an overall price increase of 1.4%. The Canadian operation generated pre-tax losses of $76,000 and $19,000 during the first quarters of 1996 and 1995, respectively.

Sales in the United Kingdom (U.K.) increased 15.5% to $2.1 million for the three months ended March 31, 1996 from $1.8 million for the comparable 1995 quarter, as the U.K. market continued to improve. A decline in gross profit due primarily to unfavorable 1996 production variances more than offset the sales increase, resulting in pre-tax earnings of $74,000 in the first quarter of 1996 compared to $107,000 in the comparable 1995 period.

Sales at A. P. Green de Mexico for the first quarter of 1996 were $1.6 million, with pre-tax earnings of $230,000.

Consolidated cost of sales as a percentage of sales declined to 83.1% from 84.1% for the three months ended March 31, 1996 and 1995, respectively. This improvement was primarily due to reduced workers' compensation insurance, raw materials and freight expense and improved brick breakage variances, partially offset by increased pension, group health insurance and casualty insurance costs. Refractory operating profits increased 4.6% to $3.1 million from $3.0 million in 1996 and 1995, respectively.

Industrial Lime
- ---------------
Industrial lime sales increased 10.4% to $9.9 million from $9.0 million for the respective first quarters of 1996 and 1995. Volumes at the New Braunfels, Texas plant increased an average of 8.5% across all product lines. At the Kimballton, Virginia plant, a decline in quicklime volume was partially offset by improvements in all other product lines for an overall decline of 2.1%, resulting in a net volume increase of 5.4% for APG Lime. Average selling prices increased 4.8% for the comparable periods, with increases coming from all product lines with the exception of Cal-Dol at the Kimballton plant.

As a result of the sales increase, industrial lime gross profit increased 6.1% to $2.2 million, or 21.8% of sales, from $2.0 million, or 22.7% of sales. The decline in gross profit percentage was due to increased equipment maintenance and group health insurance expense at both plants, partially offset by reduced power, processing fuel and outside processing costs at the Kimballton plant and net favorable production variances at both plants. Operating profit increased 4.9% to $1.8 million for the first quarter of 1996 compared to $1.7 million for the comparable 1995 period.

Expenses and Other Income
- -------------------------
Selling and administrative expenses increased 11.3% to $8.9 million for the three-month period ended March 31, 1996 from $8.0 million for the comparable 1995 period. The increase was primarily due to the addition of A. P. Green de Mexico, LTI and INTOGREEN.

Interest expense decreased slightly to $786,000 in 1996 from $793,000 in 1995. There were no bank line borrowings during the first quarter of either period. Interest income for the first quarter of 1996 was $321,000 compared to $323,000 for the first quarter of 1995. Other income decreased 30.1% to $142,000 for the three months ended March 31, 1996 from $204,000 for the comparable 1995 period primarily due to a reduction in currency conversion gains on U.S. dollar denominated accounts at the Canadian subsidiary, partially offset by increased royalty income.

The Company and its Canadian and U.K. subsidiaries typically transact business in their own currencies and accordingly are not subject to significant transaction gains and losses. A. P. Green de Mexico transacts a significant portion of its business in U.S. dollars and, as such, uses the dollar as its functional currency. This results in currency conversion gains and losses on Mexican peso transactions, A. P. Green's portion of which were not significant to the consolidated results.

Equity in Net Income of Affiliates
- ----------------------------------

The Company's share of income from its two Colombian affiliates was $180,000 in the first quarter of 1996 compared to $240,000 for the first quarter of 1995, with the higher 1995 income being primarily due to adjustments related to 1994.

                            INDUSTRY SEGMENTS
                              (In thousands)

                                             Three Months Ended March 31,
                                             ----------------------------
                                                  1996         1995
     Net Sales                                    ----         ----

     Refractory products and services           $ 54,380     $ 52,979
     Industrial lime                               9,892        8,957
     Intersegment eliminations                       (38)         (47)
                                                --------     --------
                                                $ 64,234     $ 61,889
                                                ========     ========
     Gross Profit

     Refractory products and services           $  9,203     $  8,409
     Industrial lime                               2,152        2,029
                                                --------     --------
                                                $ 11,355     $ 10,438
                                                ========     ========
     Gross Profit Percentage

     Refractory products and services               16.9%        15.9%
     Industrial lime                                21.8%        22.7%

                                                    17.7%        16.9%
                                                ========     ========
     Operating Profit

     Refractory products and services           $  3,090     $  2,955
     Industrial lime                               1,835        1,749
                                                --------     --------
                                                   4,925        4,704
                                                --------     --------
     Other Charges to Income

     General corporate expenses, net               2,264        2,029
     Interest expense                                786          793
     Interest income                                (322)        (323)
                                                --------     --------
       Total other charges                         2,728        2,499
                                                --------     --------
     Earnings Before Income Taxes               $  2,197     $  2,205
                                                ========     ========
     Identifiable Assets (at period end)

     Refractory products and services           $311,004     $309,683
     Industrial lime                              47,523       46,754
     Corporate                                     7,775        6,519
                                                --------     --------
                                                $366,302     $362,956
                                                ========     ========

                                             Three Months Ended March 31,
                                             ----------------------------
                                                  1996         1995
                                                  ----         ----
     Depreciation, Depletion and Amortization

     Refractory products and services           $  1,637     $  1,534
     Industrial lime                                 692          655
     Corporate                                       263          254
                                                --------     --------
                                                $  2,592     $  2,443
                                                ========     ========
     Capital Expenditures

     Refractory products and services            $ 2,637     $    871
     Industrial lime                                 481          118
     Corporate                                       146           14
                                                --------     --------
                                                 $ 3,264     $  1,003
                                                ========     ========


                            GEOGRAPHIC SEGMENTS
                              (In thousands)

                                             Three months ended March 31,
                                             ----------------------------
                                                  1996         1995
                                                  ----         ----
     Net Sales

     United States                              $ 57,489     $ 56,604
     Canada                                        5,487        5,489
     United Kingdom                                2,094        1,813
     Mexico                                        1,571         -
     Intersegment transfers (primarily U.S.)      (2,407)      (2,017)
                                                --------     --------
                                                $ 64,234     $ 61,889
                                                ========     ========
     Earnings (Loss) Before Income Taxes

     United States                              $  1,975     $  2,117
     Canada                                          (76)         (19)
     United Kingdom                                   74          107
     Mexico                                          230         -
     Far East                                         (6)        -
                                                --------     --------
                                                $  2,197     $  2,205
                                                ========     ========

                                             Three Month Ended March 31,
                                             ---------------------------
                                                  1996        1995
                                                  ----        ----
     Identifiable Assets (at period end)

     United States                              $328,946    $335,316
     Canada                                       17,283      17,444
     United Kingdom                                4,278       3,677
     Mexico                                        5,043        -
     Far East                                      2,976        -
     Corporate                                     7,776       6,519
                                                --------    --------
                                                $366,302    $362,956
                                                ========    ========





                           PRICE/VOLUME SUMMARY
                         1996 AS COMPARED TO 1995
                        PERCENT INCREASE (DECREASE)


                                                    Three
                                                   Months
                                                    Ended
                                                    -----
     U.S. Refractory Products Sales

       Volume                                       (7.0)%

       Price                                         6.9

     Industrial Lime Sales

       Volume                                        5.4

       Price                                         4.8

FINANCIAL CONDITION
- -------------------
The Company continues to maintain a strong balance sheet.

                              Summary Information
                             (Dollars in thousands)

                               March 31,
                        -----------------------               December 31,
                         1996             1995                    1995
                        ------           ------                  ------

Working capital       $ 79,214         $ 81,274                 $ 79,615

Current ratio            2.2:1            2.1:1                    2.2:1

Total assets          $366,302         $362,956                 $373,568

Current maturities
 of long-term debt       2,742              147                    2,705

Long-term debt          34,360           36,984                   34,384

Stockholders' equity  $115,174         $108,377                 $113,999

Debt to total
 capitalization (1)       24.4%            25.5%                    24.5%

(1) Calculated as total Debt (long-term debt including current maturities) divided by total stockholders' equity plus total Debt.


The 51% ownership interests acquired during 1995 in A. P. Green de Mexico and LTI resulted in an increase in working capital of approximately $1.1 million (net of 1996 adjustments to original acquisition valuations, primarily LTI inventories and Mexican deferred tax assets, which resulted in a net reduction in working capital of approximately $425,000). This working capital increase was composed primarily of $1.9 million in accounts receivable, $400,000 in inventories and $200,000 in cash, partially offset by $1.8 million in accounts payable and accrued expenses. In addition, property, plant and equipment increased $1.6 million, intangible assets increased $1.9 million and deferred tax liabilities increased $300,000 as a result of these acquisitions.

Working capital declined 2.5%, or $2.1 million, to $79.2 million at March 31, 1996 from $81.3 million at March 31, 1995, net of the $1.1 million obtained through acquisitions, while the ratio of current assets to current liabilities increased to 2.2:1 from 2.1:1.

Excluding the impact of acquisitions, working capital decreased $3.1 million, primarily due to decreases in reimbursement due on paid asbestos claims of $13.9 million, partially offset by decreases in insurance reserves of $3.0 million and increases in cash of $1.8 million, accounts receivable of $2.7 million and inventories of $5.6 million. Also contributing to the working capital decrease was a $2.6 million increase in current portion of long-term debt. A reduction in projected insurance recovery on asbestos claims of $12.6 million was offset by a reduction in current portion of projected asbestos claims of $12.7 million, both resulting from reallocation between current and long-term based upon data provided by the Center for Claims Resolution.

The decrease in reimbursement due on paid asbestos claims since March 31, 1995 was due primarily to payments being made directly to the Center for Claims Resolution by one insurance carrier starting in May 1995. The increase in inventories, both since March 31, 1995 and the $2.4 million increase since December 31, 1995, as well as the increase in accounts receivable since March 31, 1995 were primarily due to increasing sales levels. The decrease in insurance reserves since March 31, 1995 was due to favorable workers' compensation claims experience in comparison to the historical experience used to establish the reserves. The increase in current portion of long-term debt since March 31, 1995 was due to a payment due July 1996 against the debt incurred in connection with the General acquisition and thus was offset by a decrease in long-term debt.

Non-current projected insurance recovery on asbestos claims and non-current projected asbestos claims decreased by $5.8 million and $5.7 million, respectively, since December 31, 1995 due to claim payments recovered from insurance carriers during the first quarter of 1996, partially offset by the reallocation between current and long-term discussed above. Deferred income tax assets decreased $1.0 million since December 31, 1995 due primarily to reductions in alternative minimum tax carryforwards and adjustments to the original deferred tax assets related to the acquisition of A. P. Green de Mexico. Deferred income tax liabilities declined approximately $900,000 due to reductions in prepaid pension costs and depreciation method differences.

Capital expenditures for the first quarter of 1996 totaled $3.3 million compared to $1.0 million during the first quarter of 1995, with capital expenditures for the refractories business increasing $1.8 million. Of this refractories increase, $700,000 was for construction of the new specialties plant in Indonesia and $300,000 was for expansion of the Smithville, Ontario plant to accommodate the production from the closed plant in Weston, Ontario. The balance of the increase was for replacement, modernization and expansion of operations.

Subsequent Event
- ----------------
On May 2, 1996, the Company's $30.0 million U. S. long-term line of credit was extended to May 2, 1998.

A. P. GREEN INDUSTRIES, INC.

PART II.  OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------
     (a)  Exhibits:
          --------
          Exhibit No.
          -----------
          27 Financial Data Schedule as of and for the Three Months Ended March 31, 1996

     (b)  Reports on Form 8-K:  No reports on Form 8-K were filed during the
          -------------------   quarter ended March 31, 1996.


                            SIGNATURE
                            ---------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                A. P. Green Industries, Inc.
                                           (Registrant)

                                By:       /s/ Gary L. Roberts
                                     ------------------------------
                                              Gary L. Roberts

                                Vice President, Chief Financial
                                Officer and Treasurer

Date:  May 13, 1996
       ------------