Form 10-Q
period 1996-06-30
GREEN A P INDUSTRIES INC
filed 1996-08-14
CIK 826619

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.   20549

                                ---------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                ---------------


For the quarter ended June 30, 1996                Commission File No. 0-16452
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of August 13, 1996, 4,010,754 shares of Common Stock, $1 par value, were outstanding.

A. P. GREEN INDUSTRIES, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

                                                       June 30,   December 31,
(Dollars in thousands, except per share data)            1996         1995
                                                         ----         ----
ASSETS
  Current Assets
    Cash and cash equivalents                           $  3,563     $  9,284
    Receivables (net of allowances -
      1996, $1,786;  1995, $1,930)                        48,084       44,183
    Reimbursement due on paid asbestos claims              3,497        3,696
    Inventories                                           55,310       55,557
    Projected insurance recovery on asbestos claims       23,723       21,990
    Deferred income tax asset                              2,709        4,115
    Other                                                  6,879        6,411
                                                         -------      -------
      Total current assets                               143,765      145,236

  Property, plant and equipment, net                      98,740       96,785
  Non-current projected insurance recovery
    on asbestos claims                                   106,323      113,168
  Pension assets                                           9,019        9,071
  Intangible assets, net                                   4,120        3,941
  Other assets                                             5,293        5,367
                                                         -------      -------

Total assets                                            $367,260     $373,568
                                                         =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                                    $ 15,673     $ 18,254
    Accrued expenses
      Payrolls                                             5,899        6,281
      Taxes other than on income                           2,407        1,889
      Insurance reserves                                   4,315        4,657
      Current portion of projected asbestos claims        23,940       22,198
      Other                                                8,199        8,534
    Current maturities of long-term debt                   2,867        2,705
    Income taxes                                           1,211        1,103
                                                         -------      -------
      Total current liabilities                           64,511       65,621

  Deferred income taxes                                   11,031       12,671
  Long-term non-pension benefits                          16,172       15,597
  Long-term pensions                                      14,168       14,233
  Long-term debt                                          34,341       34,384
  Non-current projected asbestos claims                  108,170      115,048
                                                         -------      -------

      Total liabilities                                  248,393      257,554
                                                         -------      -------

  Minority Interests                                       1,649        2,015

  Stockholders' Equity
    Preferred stock - $1 par value;
      authorized:  2,000,000 shares;
      issued and outstanding:  none                          -            -
    Common stock - $1 par value;
      authorized: 10,000,000 shares;
      issued:  4,487,721 in 1996
      and 4,486,221 in 1995                                4,488        4,486
    Additional paid-in capital                            72,797       72,770
    Retained earnings                                     60,999       56,981
    Less:Deferred foreign currency translation            (3,279)      (2,931)
         Treasury stock of 476,967 shares in 1996,
           448,962 in 1995, at cost                       (9,498)      (9,018)
         Note receivable-ESOT                             (7,505)      (7,505)
         Minimum pension liability adjustment, net of tax   (784)        (784)
                                                         -------      -------

      Total stockholders' equity                         117,218      113,999
                                                         -------      -------

Total liabilities and stockholders' equity              $367,260     $373,568
                                                         =======      =======

    See accompanying notes to consolidated financial statements.

A. P. GREEN INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)



                                                   Three months ended June 30,
                                                   ---------------------------
(Dollars in thousands, except per share data)            1996         1995
                                                         ----         ----

Net sales                                              $69,538       $64,315

Cost of sales                                           56,042        54,356
                                                        ------        ------

     Gross profit                                       13,496         9,959

Expenses and other income

    Selling & administrative expenses                    9,082         7,692

    Interest expense                                       791           798

    Interest income                                       (285)         (388)

    Minority interest in loss of partnership                (7)          (27)

    Other income, net                                     (125)          (58)
                                                        ------        ------

       Earnings before income taxes                      4,040         1,942

Income tax expense (benefit)                             1,588          (398)

Equity in net income of affiliates                        (199)         (166)

Minority interest in loss of consolidated subsidiaries    (186)          -
                                                        ------        ------

Net earnings                                           $ 2,837       $ 2,506
                                                        ======        ======

Net earnings per common share                          $  0.71       $  0.62
                                                        ======        ======

Weighted average number of common shares             4,015,369     4,028,532
                                                     =========     =========

Dividends per common share                             $  0.07       $  0.07
                                                        ======        ======

See accompanying notes to consolidated financial statements.

A. P. GREEN INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)




                                                     Six months ended June 30,
                                                     -------------------------
(Dollars in thousands, except per share data)            1996         1995
                                                         ----         ----

Net sales                                              $133,772     $126,204

Cost of sales                                           108,921      105,807
                                                        -------      -------

     Gross profit                                        24,851       20,397

Expenses and other income

    Selling & administrative expenses                    17,951       15,659

    Interest expense                                      1,577        1,590

    Interest income                                        (606)        (710)

    Minority interest in loss of partnership                (41)         (27)

    Other income, net                                      (268)        (262)
                                                        -------      -------

       Earnings before income taxes                       6,238        4,147

Income tax expense                                        2,374          359

Equity in net income of affiliates                         (379)        (406)

Minority interest in loss of consolidated subsidiaries     (325)         -
                                                        -------      -------

     Net earnings                                      $  4,568     $  4,194
                                                        =======      =======

Net earnings per common share                          $   1.13     $   1.04
                                                        =======      =======

Weighted average number of common shares              4,027,045    4,028,332
                                                      =========    =========

Dividends per common share                             $   0.14     $   0.14
                                                        =======      =======

See accompanying notes to consolidated financial statements.

A. P. GREEN INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                      Six months ended June 30,
                                                      -------------------------
(Dollars in thousands)                                   1996         1995
                                                         ----         ----

Cash flows from operating activities

  Net earnings                                          $ 4,568     $  4,194

  Adjustments for items not requiring (providing) cash
    Depreciation, depletion and amortization              5,205        4,964
    Deferred compensation earned                            -              4
    Stock compensation to directors                          28           23
    Provision for losses on accounts receivable             333          249
    Loss on sale of assets                                  110           34
    Equity in undistributed earnings of affiliates         (191)         (62)
    Minority interest in losses of consolidated
      subsidiaries and partnership                         (366)         (27)

  Decrease (increase) in assets
    Trade receivables                                    (4,234)      (1,124)
    Asbestos claim and fee reimbursements received        5,144       19,391
    Inventories                                             247        2,351
    Receivable and prepaid taxes                            336          -
    Other current assets                                   (806)        (782)

  Increase (decrease) in liabilities
    Accounts payable and accrued expenses                (3,123)      (9,047)
    Asbestos claims paid                                 (4,968)     (14,834)
    Pensions                                                (65)         242
    Income taxes                                            109         (589)
    Deferred income taxes                                  (234)        (906)
    Long-term non-pension benefits                          575          185
                                                          -----       ------

  Net cash from operating activities                      2,668        4,266
                                                          -----       ------

Cash flows from investing activities

  Capital expenditures                                   (7,047)      (3,420)
  Decrease (increase) in other long-term assets            (204)         118
  Decrease (increase) in pension assets                      52          (53)
  Proceeds from sales of assets                              69          220
                                                          -----       ------

  Net cash used in investing activities                  (7,130)      (3,135)
                                                          -----       ------

Cash flows from financing activities

  Repayments of debt                                       (107)         (65)
  Capital contributions from minority partner               -            120
  Proceeds from borrowings                                  225          -
  Dividends paid                                           (563)        (564)
  Purchases of common stock for treasury                   (480)         -
  Tax benefit on dividends paid to ESOT                      14           15
                                                          -----       ------

  Net cash used in financing activities                    (911)        (494)
                                                          -----       ------

Effect of exchange rate changes                            (348)         332
                                                          -----       ------

Net increase (decrease) in cash and cash equivalents     (5,721)         969

Cash and cash equivalents at beginning of year            9,284        9,637
                                                          -----       ------

Cash and cash equivalents at end of period              $ 3,563     $ 10,606
                                                          =====       ======

See accompanying notes to consolidated financial statements.

A. P. GREEN INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       MANAGEMENT'S COMMENTS REGARDING ADJUSTMENTS AND RESULTS OF OPERATIONS
         ---------------------------------------------------------------------

         In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal and recurring nature necessary for a fair presentation of the financial position and results of operations for the periods presented. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results for the quarter and six-month period ended June 30, 1996 are not necessarily indicative of the results which may occur for the full year.

2.       RESERVES FOR PLANT CLOSINGS
         ---------------------------

         The Company has reserves for estimated exit costs and termination benefits in connection with the shutdown of certain facilities in the U.S. and Canada. Three of the plants acquired in the acquisition of the refractories assets of General Refractories Company and its affiliated companies ("General") were closed during 1994, a $3.6 million reserve for which was established at the time of acquisition and included on the opening balance sheet. During the second quarter of 1995 this reserve was increased by approximately $330,000, primarily to revise estimates of employee termination benefits resulting from the sale of these facilities taking longer than anticipated. A $380,000 reserve was also established during the second quarter of 1995 for the closing of the Weston, Ontario plant, which was sold in December 1995. Substantially all employees at these facilities (approximately 210 in total) have been terminated and approximately $3.2 million of termination benefits and plant closing costs have been charged against the reserves to date. The U.S. facilities are held for sale at their estimated net realizable value.

3.       INVENTORIES
         -----------

                                        June 30, 1996    December 31, 1995
                                        -------------    -----------------

      Finished goods & work-in-process
           Valued at LIFO:
             FIFO cost                    $ 38,162          $ 36,429
             Less LIFO reserve             (15,471)          (14,186)
                                            ------            ------

               LIFO cost                    22,691            22,243
           Valued at FIFO                    9,691            10,404
                                            ------            ------

             TOTAL                          32,382            32,647
                                            ------            ------


      Raw materials and supplies
           Valued at LIFO:
             FIFO cost                      18,239            18,187
             Less LIFO reserve              (5,500)           (5,234)
                                            ------            ------

               LIFO cost                    12,739            12,953
           Valued at FIFO                   10,189             9,957
                                            ------            ------

             TOTAL                          22,928            22,910
                                            ------            ------

                                          $ 55,310          $ 55,557
                                            ======            ======


4.       LITIGATION
         ----------

         Asbestos-related Claims - Personal Injury
         -----------------------------------------

         A. P. Green is among numerous defendants in lawsuits pending as of June 30, 1996 that seek to recover compensatory, and in many cases, punitive damages for personal injury allegedly resulting from exposure to asbestos-containing products.

         A. P. Green is a member of the Center for Claims Resolution (the Center), an organization of twenty companies (Members) who were formerly distributors or manufacturers of asbestos-containing products. The Center administers, evaluates, settles, pays and defends all of the asbestos-related personal injury lawsuits involving its Members. Under the terms of the Center Agreement, each Member's portion of the liability payments and defense costs are based upon, among other things, the number and type of claims brought against it. Claims activity for the Company for each of the years ended December 31, 1995, 1994 and 1993 was as follows:

- --------------------------------------------------------------------------------
                                             1995       1994        1993
- --------------------------------------------------------------------------------
    Claims pending at January 1             50,920     52,122      50,007
    Claims filed                            12,560     14,836      26,100
    Cases settled, dismissed or
          otherwise resolved               (15,113)   (16,038)    (23,985)
                                            ------     ------      ------

      Claims pending at December 31         48,367     50,920      52,122
                                            ======     ======      ======

    Average settlement amount per claim(1) $ 1,778    $ 1,816     $ 1,728
================================================================================
         (1) Substantially all settlements are covered by the Company's insurance program.

         On January 15, 1993, the Members were named as defendants in a class action lawsuit brought on behalf of all persons who have been occupationally exposed to asbestos-containing products of the Members and who have unasserted claims for such exposure (the Class) pursuant to Federal Rule of Civil Procedure 23(b)(3) in the Federal District Court for the Eastern District of Pennsylvania. At about the same time, the Center negotiated and filed with the Court a settlement (the Settlement) between the Members and the Class. Under the terms of the Settlement, the Members have agreed to pay compensation to any member of the Class who has, according to objective medical criteria, physical impairment as a result of such exposure. Different levels of compensation will be paid depending on the type and degree of physical impairment. No punitive damages will be paid. The Settlement provides, among other things, for a cap on the number of claims to be processed each year during the next ten years and a range of settlement values for each disease category. Settlement values are based on historical average payments by the Center for similar cases. Each Member will be responsible for its percentage share of each claim payment (no joint and several liability), such shares having been previously established. Hearings were held to determine the fairness of the Settlement and the court ruled that the Settlement was fair and enjoined Class members from filing lawsuits in the tort system against the Members. The Center is processing and settling claims filed by Class members pursuant to the Settlement. This ruling has been appealed by certain objectors. On May 10, 1996, the United States Court of Appeals for the Third Circuit ordered the District Court to decertify the Class and vacate the injunction prohibiting Class members from filing suit in the tort system against the Members of the Center. A petition for rehearing was denied. It is expected that a petition to the Supreme Court for a writ of certiorari will be filed.

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

         Under the  assumption  that it  receives  these  court  approvals,  the
         Settlement has provided the Company with a basis for estimating its potential liability and related insurance policies recovery associated with asbestos cases. The Company has reviewed its insurance policies, historical settlement amounts, the number of pending cases and the projected number of claims to be filed pursuant to the Settlement and the Company's share of amounts to be paid thereunder. The Company has also reviewed its contractual liability for the payment of deductibles under certain insurance policies insuring the E. J. Bartells Company (Bartells), a former subsidiary, against asbestos-related personal injury claims, such policies having been issued when Bartells was owned by A. P. Green. Additionally, the Company has reviewed the claims asserted by Bartells against the issuers of such policies and any exposure of the Company to such claims. Based upon such reviews, the Company has estimated its liability for such cases and claims to be approximately $132.1 million and $137.2 million at June 30, 1996 and December 31, 1995, respectively, with partially offsetting projected insurance reimbursements of approximately $130.0 million and $135.1 million, respectively. While management understands the inherent uncertainty in litigation of this type and the possibility that past costs may not be indicative of future costs, management does not believe that these claims and cases will have any additional material adverse effect on the Company's financial position or results of operations. Management anticipates that payments for these claims will occur over at least ten years and can be made from normal operating cash sources.

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

         There was no assumption of asbestos-related  liability, either personal
         injury  or  property  damage,   in  connection  with  the  August  1994
         acquisition of the refractory assets of General.

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

A. P. GREEN INDUSTRIES, INC.

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
              OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS-THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS
- -------------------------------------------------------------------------------
ENDED JUNE 30, 1995
- -------------------

Total sales  increased  8.1% to a quarterly  record $69.5  million for the three months ended June 30, 1996 from $64.3 million for the comparable 1995 three-month period. Gross profit increased 35.5% to $13.5 million from $10.0 million for the comparable periods. The impact from the July 1995 acquisition of
A. P. Green de Mexico was to increase sales by $2.0 million and gross profit by approximately $579,000, while the impact from the December 1995 acquisition of Lanxide ThermoComposites, Inc. and subsidiary, Chiam Technologies, Inc. (collectively referred to as LTI) was to increase sales by $516,000 and reduce gross profit by $6,000 due to the relatively high percentage of fixed costs at the initial low volume level. The impact from the INTOGREEN partnership formed in January 1995 was to increase sales by $228,000 and gross profit by $61,000.

Refractory Products and Services
- --------------------------------

Refractory products and services sales increased 9.2% to $59.3 million for the three months ended June 30, 1996 including $2.7 million from acquisitions and new ventures, from $54.3 million for the comparable 1995 period. United States refractory sales were $50.7 million and $46.4 million for the three-month periods ended June 30, 1996 and 1995, respectively, an increase of 9.3%. The impact from LTI and INTOGREEN was to increase U.S. refractory sales by $744,000. Excluding this impact, U.S. refractory product sales volumes increased an average of 2.3%, with increases in specialties and ceramic fiber volumes partially offset by declines in brick and precast shape volumes. Prices were up an average of 4.2% across all product lines. The Company's international business continued to expand, with U.S. export sales improving 81.1% to $7.6 million in the second quarter of 1996 from $4.2 million for the second quarter of 1995.

Sales of the Canadian subsidiary declined 9.1% to $6.5 million for the three-month period ended June 30, 1996 from $7.1 million for the comparable 1995 period. Volumes declined an average of 22.6% across all major product lines except crucibles. The volume decline was partially offset by price increases averaging 17.7% across all product lines. Also contributing to the sales decline was an unexpected repair requiring a one-month kiln shutdown and a slower than anticipated startup of the new specialties line at the Smithville, Ontario plant, which was built to absorb the production from the Weston, Ontario plant closed during 1995.

The Canadian operation generated pre-tax income of $180,000 for the second quarter of 1996 compared to a pre-tax loss of $107,000 for the comparable 1995 period. The 1995 loss was due primarily to establishment of a reserve of approximately $380,000 for exit costs and termination benefits for 26 employees associated with the closing and sale of the Weston, Ontario plant which was announced in June 1995.

Sales in the United Kingdom (U.K.) were unchanged at $2.6 million for the second quarters of 1996 and 1995. The U.K. subsidiary generated pre-tax earnings of $169,000 for the three months ended June 30, 1996 compared to $135,000 for the 1995 period.

Sales at A.P. Green de Mexico for the three months ended June 30, 1996 were $2.0 million, with pre-tax earnings of $335,000.

Start up expenses at the new plant in Indonesia resulted in a $72,000 pre-tax loss for the second quarter of 1996. This facility is expected to be in operation during the third quarter of 1996.

Refractory products cost of sales as a percentage of sales decreased to 81.6% compared to 86.3% for the three months ended June 30, 1996 and 1995, respectively. This reduction was primarily due to favorable raw materials pricing, improved brick breakage variances, improved labor efficiencies and reduced workers' compensation insurance and processing fuels expense. The second quarter of 1995 also included increases in the obsolete inventory and U.S. plant shutdown reserves, both of which were established at the time of the General acquisition related to facilities to be closed, as well as establishment of the Canadian plant shutdown reserve previously mentioned. Partially offsetting these improvements was a small unfavorable LIFO inventory adjustment during the second quarter of 1996 compared to a favorable adjustment during the same period of 1995. Refractory operating profits improved 104.0% to $4.4 million in the second quarter of 1996 from $2.2 million during the 1995 period due primarily to the improved gross margins.

Industrial Lime
- ---------------

Industrial lime sales increased 1.6% to $10.2 million from $10.1 million for the respective second quarters of 1996 and 1995. Volumes declined an average of 3.3%, with declines in all product lines at the Kimballton, Virginia plant and industrial lime at the New Braunfels, Texas plant partially offset by volume improvements in road stabilization and building lime at New Braunfels. Prices improved across all New Braunfels product lines and in quicklime at the Kimballton plant, partially offset by price declines in Cal-Dol and hydrate at the Kimballton plant for an overall price increase of 5.0%.

As a result of the sales increase, industrial lime gross profit and operating profit increased 2.0% and 2.7%, respectively. Higher processing fuel costs at Kimballton and increased equipment maintenance costs at both plants were offset by reduced outside processing costs at Kimballton.

Expenses and Other Income
- -------------------------

Selling and administrative expenses increased 18.1% to $9.1 million in the second quarter of 1996 from $7.7 million for the comparable 1995 period. The increase was primarily due to the addition of A. P. Green de Mexico, LTI and INTOGREEN, general salary and related expense increases and an increase in postretirement benefit costs.

Interest expense decreased slightly to $791,000 in 1996 from $798,000 in 1995. There were no bank line borrowings during either three-month period. Interest income for the second quarter of 1996 declined 26.5% to $285,000 from $388,000 in the comparable 1995 three-month period due to reduced funds available for investing and a shortening of the average investment maturity resulting in lower average interest rates. Other income increased 115.4% for the comparable three-month periods due to increases in royalty income and currency conversion gains.

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

Income Taxes
- ------------

During the second quarter of 1995, a review of tax years 1988 through 1993 was completed by the Internal Revenue Service, resulting in a small additional payment to clear federal tax liability for those years. Due to the outcome of this review being more favorable than originally anticipated, the Company reduced its provision for federal income taxes by $1.1 million. Absent that adjustment, the tax rate for the second quarter of 1995 would have been 34.6% compared to 39.3% for the second quarter of 1996. The higher 1996 effective rate was due primarily to limited recognition of tax benefits from the pre-tax startup losses of LTI pending improvements in operating results which indicate a clear trend toward future earnings.

Equity in Net Income of Affiliates
- ----------------------------------

The Company's share of income from its two Colombian affiliates was $199,000 for the three months ended June 30, 1996 compared to $166,000 for the comparable 1995 period.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS
- -----------------------------------------------------------------------------
ENDED JUNE 30, 1995
- -------------------

Total sales increased 6.0% to a six-month record $133.8 million for the six months ended June 30, 1996 from $126.2 million for the comparable 1995 period. Gross profit increased 21.8% to $24.9 million from $20.4 million for the comparable periods. The impact from the July 1995 acquisition of A. P. Green de Mexico was to increase sales by $3.6 million and gross profit by approximately $1.1 million, while the impact from the December 1995 acquisition of LTI was to increase sales by $918,000 and reduce gross profit by $47,500 due to the relatively high percentage of fixed costs at the initial low volume level. The impact from the INTOGREEN partnership formed in January 1995 was to increase sales by $241,000 and gross profit by $45,000.

Refractory Products and Services
- --------------------------------

Refractory products and services sales were $113.7 million and $107.3 million for the six months ended June 30, 1996 and June 30, 1995, respectively, reflecting an increase of 6.0%, including $4.8 million from acquisitions and new ventures. U.S. refractory sales increased 4.5% to $98.3 million for the six months ended June 30, 1996 from $94.1 million for the comparable 1995 period. The impact from LTI and INTOGREEN was to increase U.S. refractory sales by $1.2 million. Excluding this impact, volume declines in brick and precast shapes were partially offset by increases in specialties and ceramic fiber volume for a net volume decline of 2.5%. Prices improved across all product lines an average of 5.7%. U.S. export sales increased 65.0% to $13.8 million for the six-month period ended June 30, 1996 from $8.3 million for the comparable 1995 period.

Sales at the Canadian subsidiary declined 5.1% to $11.9 million for the six months ended June 30, 1996 from $12.6 million for the comparable 1995 period. Reduced volumes in brick, specialties and precast shapes were partially offset by an improvement in crucible volume for a net volume decline of 14.7%. Ceramic fiber sales volumes were flat for the comparable six-month periods. Prices increased across all product lines with the exception of ceramic fibers, resulting in an overall price increase of 13.0%. Also contributing to the sales decline were an unexpected repair requiring a one-month kiln shutdown and a slower than anticipated startup of the new specialties line at the Smithville, Ontario plant, which was built to absorb the production from the Weston, Ontario plant closed during 1995. The Canadian operation generated pre-tax income of $104,000 for the six months ended June 30, 1996 compared to a pre-tax loss of $126,000 for the comparable 1995 period. The 1995 loss was due to the $380,000 plant closing reserve previously discussed.

Sales by the United Kingdom subsidiary increased 7.1% to $4.7 million for the first six months of 1996 from $4.4 million for the first six months of 1995. Pre-tax earnings in the U.K. were $243,000 for the six months ended June 30, 1996 compared to $242,000 for the 1995 period.

A. P. Green de Mexico sales for the first six months of 1996 were $3.6 million, with pre-tax earnings of $565,000.

Startup expenses at the new plant in Indonesia resulted in a $78,000 pre-tax loss for the six months ended June 30, 1996.

Refractory products cost of sales as a percentage of sales decreased to 82.3% in 1996 from 85.2% in 1995. This improvement was primarily due to improved labor efficiencies, improved brick breakage variances and reduced raw materials, workers' compensation insurance, processing fuels and freight expense. The first six months of 1995 also included increases in the obsolete inventory and U.S. plant shutdown reserves, both of which were established at the time of the General acquisition related to facilities to be closed, as well as establishment of the Canadian plant shutdown reserve previously mentioned. Partially offsetting these improvements were increased group health insurance and equipment maintenance costs and unfavorable LIFO inventory adjustments during the first six months of 1996 compared to favorable adjustments during the same period of 1995. Refractory operating profits increased 46.4% to $7.5 million from $5.1 million in 1996 and 1995, respectively, primarily due to the improved gross margins and lower selling expenses.

Industrial Lime
- ---------------

Industrial lime sales increased 5.7% to $20.1 million from $19.0 million for the six-month periods ended June 30, 1996 and 1995, respectively. Volumes were essentially flat, with increases across all product lines at the New Braunfels plant offset by declines across all product lines at the Kimballton plant. Average selling prices increased an average of 5.4% across all product lines at both plants.

As a result of the sales increase, industrial lime gross profit increased 3.8% to $4.7 million, or 23.4% of sales, from $4.5 million, or 23.8% of sales. The decline in gross profit percentage was due to increased equipment maintenance and workers' compensation insurance costs at both plants and higher processing fuel costs and reduced labor efficiencies at Kimballton, partially offset by reduced purchased materials costs at New Braunfels and lower outside processing costs at Kimballton. Industrial lime operating profit increased 3.7% to $4.1 million for the first six months of 1996 compared to $4.0 million for the comparable 1995 period.

Expenses and Other Income
- -------------------------

Selling and administrative expenses increased 14.6% to $18.0 million in 1996 from $15.7 million in 1995. The increase was primarily due to the addition of A.P. Green de Mexico, LTI and INTOGREEN, general salary and related expense increases and an increase in postretirement benefit costs, partially offset by lower salaried pension costs.

Interest expense was unchanged at $1.6 million for both six-month periods. There were no bank line borrowings during either six-month period. Interest income decreased 14.7% due to reduced funds available for investing and a shortening of the average investment maturity resulting in lower average interest rates. Other income increased 2.2% due to an increase in royalty income and gains on asset sales, partially offset by reduced currency translation gains.

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

Income Taxes
- ------------

The 1996 effective tax rate was 38.1% compared to 8.7% in 1995. The lower effective rate in 1995 was due to the $1.1 million tax adjustment previously discussed. Absent that adjustment, the tax rate for the six months ended June 30, 1995 would have been 34.5%. The higher 1996 effective rate was due primarily to limited recognition of tax benefits from the pre-tax startup losses of LTI pending improvements in operating results which indicate a clear trend toward future earnings.

Equity in Net Income of Affiliates
- ----------------------------------

The Company's share of income from its two Colombian affiliates was $379,000 for the six months ended June 30, 1996 compared to $406,000 for the comparable 1995 period.

                           INDUSTRY SEGMENTS
                            (In thousands)

                                           Six Months Ended June 30,
                                           -------------------------
                                               1996         1995
                                               ----         ----
NET SALES

Refractory products and services             $113,700     $107,286
Industrial lime                                20,132       19,042
Intersegment eliminations                         (60)        (124)
                                              -------      -------

                                             $133,772     $126,204
                                              =======      =======

GROSS PROFIT

Refractory products and services             $ 20,136     $ 15,856
Industrial lime                                 4,715        4,541
                                              -------      -------

                                             $ 24,851     $ 20,397
                                              =======      =======

GROSS PROFIT PERCENTAGE

Refractory products and services                 17.7%        14.8%
Industrial lime                                  23.4%        23.8%

                                                 18.6%        16.2%
                                              =======      =======

OPERATING PROFIT

Refractory products and services             $  7,476     $  5,105
Industrial lime                                 4,105        3,960
                                              -------      -------

                                               11,581        9,065
                                              -------      -------

OTHER CHARGES TO INCOME

General corporate expenses, net                 4,372        4,038
Interest expense                                1,577        1,590
Interest income                                  (606)        (710)
                                              -------      -------

  Total other charges                           5,343        4,918
                                              -------      -------

EARNINGS BEFORE INCOME TAXES                 $  6,238     $  4,147
                                              =======      =======

                                           Six Months Ended June 30,
                                           -------------------------
                                               1996         1995
                                               ----         ----

IDENTIFIABLE ASSETS (AT PERIOD END)

Refractory products and services             $313,072     $284,054
Industrial lime                                47,512       47,286
Corporate                                       6,676       14,251
                                              -------      -------

                                             $367,260     $345,591
                                              =======      =======

DEPRECIATION, DEPLETION AND AMORTIZATION

Refractory products and services             $  3,292     $  3,088
Industrial lime                                 1,387        1,362
Corporate                                         526          514
                                              -------      -------

                                             $  5,205     $  4,964
                                              =======      =======
CAPITAL EXPENDITURES

Refractory products and services             $  5,386     $  2,635
Industrial lime                                 1,433          749
Corporate                                         228           36
                                              -------      -------

                                             $  7,047     $  3,420
                                              =======      =======


                             GEOGRAPHIC SEGMENTS
                               (In thousands)


                                           Six Months Ended June 30,
                                           -------------------------
                                               1996         1995
                                               ----         ----
NET SALES

United States                                $118,467     $113,128
Canada                                         11,947       12,592
United Kingdom                                  4,692        4,383
Mexico                                          3,594          -
Intersegment transfers (primarily U.S.)        (4,928)      (3,899)
                                              -------      -------

                                             $133,772     $126,204
                                              =======      =======

                                           Six Months Ended June 30,
                                           -------------------------
                                               1996         1995
                                               ----         ----

EARNINGS (LOSS) BEFORE INCOME TAXES

United States                                $  5,404     $  4,031
Canada                                            104         (126)
United Kingdom                                    243          242
Mexico                                            565          -
Far East                                          (78)         -
                                              -------      -------
                                             $  6,238     $  4,147
                                              =======      =======

IDENTIFIABLE ASSETS (AT PERIOD END)

United States                                $331,606     $308,519
Canada                                         17,676       17,588
United Kingdom                                  4,671        5,051
Mexico                                          5,633          -
Far East                                          998          182
Corporate                                       6,676       14,251
                                              -------      -------
                                             $367,260     $345,591
                                              =======      =======


                           PRICE/VOLUME SUMMARY
                         1996 AS COMPARED TO 1995
                        PERCENT INCREASE (DECREASE)

                                             Three                 Six
                                             Months               Months
                                             Ended                Ended
                                         June 30, 1996        June 30, 1996
                                         -------------        -------------


U.S. REFRACTORY PRODUCTS SALES
 (excluding impact of LTI and INTOGREEN)

  Volume                                       2.3%                (2.5)%

  Price                                        4.2                  5.7

INDUSTRIAL LIME SALES

  Volume                                      (3.3)                 0.3

  Price                                        5.0                  5.4

FINANCIAL CONDITION
- -------------------

The Company continues to maintain a strong balance sheet.

                           Summary Information
                          (Dollars in thousands)

                                    June 30,
                            -------------------------             December 31,
                              1996             1995                   1995
                            --------         --------               --------

Working capital             $ 79,254         $ 82,488               $ 79,615

Current ratio                  2.2:1            2.1:1                  2.2:1

Total assets                $367,260         $345,591               $373,568

Current maturities of
 long-term debt                2,867              152                  2,705

Long-term debt                34,341           36,945                 34,384

Stockholders' equity        $117,218         $111,043               $113,999

Debt to total
 capitalization(1)            24.1%            25.0%                  24.5%


(1) Calculated as total Debt (long-term debt including current maturities) divided by total stockholders' equity plus total Debt.

The 51% ownership interests acquired during 1995 in A. P. Green de Mexico and LTI resulted in an increase in working capital of approximately $1.1 million (net of 1996 adjustments to original acquisition valuations, primarily LTI inventories and Mexican deferred tax assets, which resulted in a net reduction in working capital of approximately $450,000.) This working capital increase was comprised primarily of $2.0 million in accounts receivable, $400,000 in inventories and $200,000 in cash, partially offset by $1.8 million in accounts payable and accrued expenses. In addition, property, plant and equipment increased $1.6 million, intangible assets increased $1.9 million and deferred tax liabilities increased $300,000 as a result of these acquisitions.

Working capital declined 3.9%, or $3.2 million, to $79.3 million at June 30, 1996 from $82.5 million at June 30, 1995, net of the $1.1 million obtained through acquisitions, while the ratio of current assets to current liabilities increased to 2.2:1 from 2.1:1. Excluding the impact of acquisitions, working capital decreased $4.3 million, primarily due to a reduction in cash of $7.3 million, partially offset by an increase in inventories of $3.8 million. Also contributing to the working capital decrease was a $2.7 million increase in current portion of long-term debt.

The increase in inventories since June 30, 1995, as well as the $3.9 million increase in accounts receivable since December 31, 1995, was primarily due to increased sales levels. The increase in current portion of long-term debt since June 30, 1995 was due to a payment due July 1996 against the debt incurred in connection with the General acquisition and thus was offset by a decrease in long-term debt.

The $6.9 million decrease in both the non-current projected insurance recovery on asbestos claims and non-current projected asbestos claims since December 31, 1995 was due to asbestos claim payments by insurance carriers during the first six months of 1996 and reallocation between current and long-term based upon data provided by the Center for Claims Resolution.

Deferred income tax assets decreased by $1.4 million since December 31, 1995 due primarily to reductions in alternative minimum tax carryforwards and adjustment to the original deferred tax assets related to the acquisition of A. P. Green de Mexico. Deferred income tax liabilities declined approximately $1.6 million due to reductions in prepaid pension costs and depreciation method differences.

Capital expenditures for the first six months of 1996 totaled $7.0 million compared to $3.4 million for the same period of 1995, with capital expenditures for the refractories business increasing $2.8 million. Of this refractories increase, $1.5 million was for construction of the new specialties plant in Indonesia and $500,000 was for expansion of the Smithville, Ontario plant to accommodate the production from the closed plant in Weston, Ontario. The balance of the increase was for replacement, modernization and expansion of operations.

On May 2, 1996, the Company's $30.0 million long-term line of credit was extended to May 2, 1998. At June 30, 1996 approximately $2.3 million in standby letters of credit were outstanding against the line, leaving an available balance of approximately $27.7 million.

On April 16, 1996, the Company purchased 28,000 shares of its common stock for approximately $480,000.

A. P. GREEN INDUSTRIES, INC.

PART II.  OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

The Annual Meeting of Stockholders of A. P. Green was held on May 9, 1996 at which the stockholders voted on the following matters:

1. the election of one Class II director to hold office for a term of three years;

2.   the approval of the A. P. Green 1996 Long-Term Performance Plan; and

3. the ratification of the appointment of KPMG Peat Marwick LLP as A. P. Green's auditors for the year ending December 31, 1996.

With regard to the election of the Class II director, Daniel R. Toll was reelected as a director of A. P. Green in an uncontested election. The vote with respect to Mr. Toll was 3,234,306 shares FOR and 120,981 shares WITHHOLD AUTHORITY TO VOTE. The other directors whose term of office continued after the Annual Meeting are Paul F. Hummer, Donald E. Lasater, William F. Morrison and P.
J. O'Bryan.

With regard to the approval of the A. P. Green 1996 Long-Term Performance Plan, the plan was approved by the following vote: 2,736,785 shares FOR, 190,336 shares AGAINST and 428,166 shares ABSTAIN and BROKER NON-VOTES. With regard to the ratification of the approval of KPMG Peat Marwick LLP as auditors for the year ending December 31, 1996, the ratification was approved by the following vote: 3,299,991 shares FOR, 29,686 shares AGAINST and 25,610 shares ABSTAIN and BROKER NON-VOTES.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

    (a)   Exhibits:
          ---------

          Exhibit No.
          -----------

          10 1996 Long-Term Performance Plan of A. P. Green is incorporated herein by reference to Appendix A of A.P. Green's Proxy Statement for the 1996 Annual Meeting of Stockholders.

          27 Financial Data Schedule as of and for the Six Months Ended June 30, 1996.

    (b)   Reports on Form 8-K:
          --------------------

          No reports on Form 8-K were filed during the quarter ended June 30, 1996.

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

                                      A. P. Green Industries, Inc.
                                                  (Registrant)



                                  By:     /s/ Gary L. Roberts
                                     --------------------------------
                                              Gary L. Roberts

                                      Vice President, Chief Financial
                                          Officer and Treasurer



Date:  August 13, 1996
       ---------------