Form 10-Q
period 1996-09-30
GREEN A P INDUSTRIES INC
filed 1996-11-14
CIK 826619

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 ---------------


For the quarter ended September 30, 1996         Commission File No. 0-16452
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of November 12, 1996, 8,021,508 shares of Common Stock, $1 par value, were outstanding.

A. P. GREEN INDUSTRIES, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

                                                    September 30,  December 31,
                                                        1996           1995
                                                    -------------  ------------
(Dollars in thousands, except per share data)

ASSETS

  Current Assets
    Cash and cash equivalents                         $  5,464       $  9,284
    Receivables (net of allowances -
       1996, $1,684;  1995, $1,930)                     40,837         44,183
    Reimbursement due on paid asbestos claims            4,098          3,696
    Inventories                                         52,217         55,557
    Projected insurance recovery on asbestos claims     24,590         21,990
    Deferred income tax asset                            2,601          4,115
    Other                                                8,049          6,411
                                                       -------        -------
        Total current assets                           137,856        145,236

  Property, plant and equipment, net                    98,418         96,785
  Non-current projected insurance recovery
    on asbestos claims                                  93,354        113,168
  Pension assets                                         9,101          9,071
  Intangible assets, net                                 4,232          3,941
  Other assets                                           5,186          5,367
                                                       -------        -------
Total assets                                          $348,147       $373,568
                                                       =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                                  $ 15,347       $ 18,254
    Accrued expenses
        Payrolls                                         5,850          6,281
        Taxes other than on income                       2,307          1,889
        Insurance reserves                               3,848          4,657
        Current portion of projected asbestos claims    24,811         22,198
        Other                                            6,906          8,534
    Current maturities of long-term debt                 2,942          2,705
    Income taxes                                           684          1,103
                                                       -------        -------
        Total current liabilities                       62,695         65,621

  Deferred income taxes                                 10,630         12,671
  Long-term non-pension benefits                        16,381         15,597
  Long-term pensions                                    12,646         14,233
  Long-term debt                                        31,804         34,384
  Non-current projected asbestos claims                 94,472        115,048
                                                       -------        -------
        Total liabilities                              228,628        257,554
                                                       -------        -------
  Minority Interests                                     1,502          2,015

  Stockholders' Equity
    Preferred stock - $1 par value;
       authorized:  2,000,000 shares;
       issued and outstanding:  none                      --             --
    Common stock - $1 par value;
       authorized: 10,000,000 shares;
       issued:  8,975,442 in 1996
       and 4,486,221 in 1995                             8,975          4,486
    Additional paid-in capital                          68,309         72,770
    Retained earnings                                   61,030         56,981
    Less:Deferred foreign currency translation          (3,075)        (2,931)
         Treasury stock of 953,934 shares in 1996,
           448,962 in 1995, at cost                     (9,497)        (9,018)
         Note receivable-ESOT                           (6,941)        (7,505)
         Minimum pension liability adjustment,
           net of tax                                     (784)          (784)
                                                       -------        -------
      Total stockholders' equity                       118,017        113,999
                                                       -------        -------
    Total liabilities and stockholders' equity        $348,147       $373,568
                                                       =======        =======
See accompanying notes to consolidated financial statements.

A. P. GREEN INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)




                                               Three months ended September 30,
                                               --------------------------------
(Dollars in thousands, except per share data)         1996           1995
                                                  ------------   ------------

Net sales                                           $61,948        $62,652

Cost of sales                                        53,006         51,464
                                                     ------         ------
     Gross profit                                     8,942         11,188

Expenses and other income

    Selling & administrative expenses                 8,648          8,029

    Interest expense                                    766            806

    Interest income                                    (279)          (414)

    Minority interest in loss of partnership            (35)           (15)

    Other income, net                                  (324)          (382)
                                                     ------         ------
       Earnings before income taxes                     166          3,164

Income tax expense (benefit)                            (66)           920

Equity in net income of affiliates                       --           (136)

Minority interest in income (loss) of
  consolidated subsidiaries                            (112)           115
                                                     ------         ------
Net earnings                                        $   344        $ 2,265
                                                     ======         ======
Net earnings per common share                       $  0.04        $  0.28
                                                     ======         ======
Weighted average number of common shares          8,021,508      8,057,064
                                                  =========      =========
Dividends per common share                          $  0.04        $  0.04
                                                     ======         ======
See accompanying notes to consolidated financial statements.

A. P. GREEN INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)




                                                Nine months ended September 30,
                                                -------------------------------
(Dollars in thousands, except per share data)         1996           1995
                                                  ------------   ------------

Net sales                                           $195,720       $188,856

Cost of sales                                        161,927        157,271
                                                     -------        -------
     Gross profit                                     33,793         31,585

Expenses and other income

    Selling & administrative expenses                 26,599         23,688

    Interest expense                                   2,343          2,396

    Interest income                                     (885)        (1,124)

    Minority interest in loss of partnership             (76)           (42)

    Other income, net                                   (591)          (644)
                                                     -------        -------
       Earnings before income taxes                    6,403          7,311

Income tax expense                                     2,307          1,279

Equity in net income of affiliates                      (379)          (542)

Minority interest in income (loss) of
  consolidated subsidiaries                             (437)           115
                                                     -------        -------
     Net earnings                                   $  4,912       $  6,459
                                                     =======        =======
Net earnings per common share                       $   0.61       $   0.80
                                                     =======        =======
Weighted average number of common shares           8,043,150      8,056,798
                                                   =========      =========
Dividends per common share                          $   0.11       $   0.11
                                                     =======        =======
See accompanying notes to consolidated financial statements.

A. P. GREEN INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                Nine months ended September 30,
                                                -------------------------------
(Dollars in thousands)                                1996           1995
                                                  ------------   ------------
Cash flows from operating activities

  Net earnings                                      $  4,912       $  6,459

  Adjustments for items not requiring
    (providing) cash
    Depreciation, depletion and amortization           7,902          7,538
    Deferred compensation earned                          --              4
    Stock compensation to directors                       28             23
    Provision for losses on accounts receivable          511            483
    Loss on sale of assets                                14             79
    Equity in undistributed earnings of affiliates       (95)          (127)
    Minority interest in earnings (losses) of
      consolidated subsidiaries and partnership         (513)            73

  Decrease (increase) in assets
    Trade receivables                                  2,834          2,488
    Asbestos claim and fee reimbursements received    17,260         24,295
    Inventories                                        3,340          1,211
    Receivable and prepaid taxes                        (137)           --
    Other current assets                              (1,626)          (896)

  Increase (decrease) in liabilities
    Accounts payable and accrued expenses             (5,258)       (12,628)
    Asbestos claims paid                             (18,508)       (17,755)
    Pensions                                          (1,588)            77
    Income taxes                                        (418)          (386)
    Deferred income taxes                               (527)        (1,189)
    Long-term non-pension benefits                       784            239
                                                     -------        -------
  Net cash provided by operating activities            8,915          9,988
                                                     -------        -------
Cash flows from investing activities

  Capital expenditures                                (9,374)        (6,924)
  Decrease (increase) in other long-term assets         (454)           677
  Increase in pension assets                             (30)           (34)
  Proceeds from sales of assets                          389            252
  Payment received on ESOT note                          564            --
  Purchase of Plibrico de Mexico operation,
    net of cash acquired                                 --          (1,763)
                                                     -------        -------
  Net cash used in investing activities               (8,905)        (7,792)
                                                     -------        -------
Cash flows from financing activities

  Repayments of debt                                  (2,669)          (131)
  Proceeds from borrowings                               325            --
  Dividends paid                                        (884)          (846)
  Purchases of common stock for treasury                (480)           --
  Capital contribution from minority partner             --             120
  Tax benefit on dividends paid to ESOT                   22             23
  Tax effect on stock plan                               --               2
                                                     -------        -------
  Net cash used in financing activities               (3,686)          (832)
                                                     -------        -------
Effect of exchange rate changes                         (144)            33
                                                     -------        -------
Net increase (decrease) in cash and cash equivalents  (3,820)         1,397

Cash and cash equivalents at beginning of year         9,284          9,637
                                                     -------        -------
Cash and cash equivalents at end of period          $  5,464       $ 11,034
                                                     =======        =======

See accompanying notes to consolidated financial statements.

A. P. GREEN INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       MANAGEMENT'S COMMENTS REGARDING ADJUSTMENTS AND RESULTS OF OPERATIONS
         ---------------------------------------------------------------------

         In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal and recurring nature necessary for a fair presentation of the financial position and results of operations for the periods presented. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results for the quarter and nine-month period ended September 30, 1996 are not necessarily indicative of the results which may occur for the full year. All per share amounts have been restated to reflect the two-for-one stock split effective September 20, 1996.

2.       RESERVES FOR PLANT CLOSINGS
         ---------------------------

         The Company has reserves for estimated exit costs and termination benefits in connection with the shutdown of certain facilities in the U.S. and Canada. Three of the plants acquired in the acquisition of the refractories assets of General Refractories Company and its affiliated companies ("General") were closed during 1994, a $3.6 million reserve for which was established at the time of acquisition and included on the opening balance sheet. During the second quarter of 1995 this reserve was increased by approximately $330,000, primarily to revise estimates of employee termination benefits resulting from the sale of these facilities taking longer than anticipated. A $380,000 reserve was also established during the second quarter of 1995 for the closing of the Weston, Ontario plant, which was sold in December 1995. Substantially all employees at these facilities (approximately 210 in total) have been terminated and approximately $3.1 million of termination benefits and plant closing costs have been charged against the reserves to date. The U.S. facilities are held for sale at their estimated net realizable value.

3.       INVENTORIES
         -----------

                                         September 30, 1996  December 31, 1995
                                         ------------------  -----------------

Finished goods & work-in-process
  Valued at LIFO:
    FIFO cost                                 $ 33,435           $ 36,429
    Less LIFO reserve                          (15,221)           (14,186)
                                               -------            -------

      LIFO cost                                 18,214             22,243
  Valued at FIFO                                10,805             10,404
                                               -------            -------

      TOTAL                                     29,019             32,647
                                               -------            -------

Raw materials and supplies
  Valued at LIFO:
    FIFO cost                                   17,823             18,187
    Less LIFO reserve                           (5,992)            (5,234)
                                               -------            -------

      LIFO cost                                 11,831             12,953
  Valued at FIFO                                11,367              9,957
                                               -------            --------

      TOTAL                                     23,198             22,910
                                               -------            -------

                                              $ 52,217           $ 55,557
                                               =======            =======

4.       LITIGATION
         ----------

         Asbestos-related Claims - Personal Injury
         -----------------------------------------

         A. P. Green is among numerous defendants in lawsuits pending as of September 30, 1996 that seek to recover compensatory, and in many cases, punitive damages for personal injury allegedly resulting from exposure to asbestos-containing products.

         A. P. Green is a member of the Center for Claims Resolution (the Center), an organization of twenty companies (Members) who were formerly distributors or manufacturers of asbestos-containing products. The Center administers, evaluates, settles, pays and defends all of the asbestos-related personal injury lawsuits involving its Members. Under the terms of the Center Agreement, each Member's portion of the liability payments and defense costs are based upon, among other things, the number and type of claims brought against it. Claims activity for the Company for each of the years ended December 31, 1995, 1994 and 1993 was as follows:

         ----------------------------------------------------------------------
                                                   1995       1994        1993
         ----------------------------------------------------------------------
         Claims pending at January 1              50,920     52,122      50,007
         Claims filed                             12,560     14,836      26,100
         Cases settled, dismissed or
           otherwise resolved                    (15,113)   (16,038)    (23,985)
                                                 -------    -------     -------

           Claims pending at December 31          48,367     50,920      52,122
                                                 =======    =======     =======

         Average settlement amount per claim(1)  $ 1,778    $ 1,816     $ 1,728

         (1)Substantially all settlements are covered by the Company's insurance program.

         On January 15, 1993, the Members were named as defendants in a class action lawsuit brought on behalf of all persons who have been occupationally exposed to asbestos-containing products of the Members and who have unasserted claims for such exposure (the Class) pursuant to Federal Rule of Civil Procedure 23(b)(3) in the Federal District Court for the Eastern District of Pennsylvania. At about the same time, the Center negotiated and filed with the Court a settlement (the Settlement) between the Members and the Class. Under the terms of the Settlement, the Members have agreed to pay compensation to any member of the Class who has, according to objective medical criteria, physical impairment as a result of such exposure. Different levels of compensation will be paid depending on the type and degree of physical impairment. No punitive damages will be paid. The Settlement provides, among other things, for a cap on the number of claims to be processed each year during the next ten years and a range of settlement values for each disease category. Settlement values are based on historical average payments by the Center for similar cases. Each Member will be responsible for its percentage share of each claim payment (no joint and several liability), such shares having been previously established. Hearings were held to determine the fairness of the Settlement and the court ruled that the Settlement was fair and enjoined Class members from filing lawsuits in the tort system against the Members. The Center is processing and settling claims filed by Class members pursuant to the Settlement. This ruling has been appealed by certain objectors. On May 10, 1996, the United States Court of Appeals for the Third Circuit ordered the District Court to decertify the Class and vacate the injunction prohibiting Class members from filing suit in the tort system against the Members of the Center. A petition for rehearing was denied. A petition to the Supreme Court for a writ of certiorari was filed and, on November 1, 1996, was granted.

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

         Under the  assumption  that it  receives  these  court  approvals,  the
         Settlement has provided the Company with a basis for estimating its potential liability and related insurance recovery associated with asbestos cases. The Company has reviewed its insurance policies, historical settlement amounts, the number of pending cases and the projected number of claims to be filed pursuant to the Settlement and the Company's share of amounts to be paid thereunder. The Company has also reviewed its contractual liability for the payment of deductibles under certain insurance policies insuring the E. J. Bartells Company (Bartells), a former subsidiary, against asbestos-related personal injury claims, such policies having been issued when Bartells was owned by A. P. Green. Additionally, the Company has reviewed the claims asserted by Bartells against the issuers of such policies and any exposure of the Company to such claims. Based upon such reviews, the Company has estimated its liability for such cases and claims to be approximately $119.3 million and $137.2 million at September 30, 1996 and December 31, 1995, respectively, with partially offsetting projected insurance reimbursements of approximately $117.9 million and $135.1 million, respectively. While management understands the inherent uncertainty in litigation of this type and the possibility that past costs may not be indicative of future costs, management does not believe that these claims and cases will have any additional material adverse effect on the Company's financial position or results of operations. Management anticipates that payments for these claims will occur over at least ten years and can be made from normal operating cash sources.

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

A. P. GREEN INDUSTRIES, INC.

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO
-------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 1995
-------------------------------------

         Total sales decreased 1.1% to $61.9 million for the three months ended September 30, 1996 from $62.7 million for the comparable 1995 three-month period. Gross profit decreased 20.1% to $8.9 million from $11.2 million for the comparable periods. The impact from the December 1995 acquisition of Lanxide ThermoComposites, Inc. and subsidiary, Chiam Technologies, Inc. (collectively referred to as LTI) was to increase sales by $588,000 and reduce gross profit by $105,000 due to the relatively high percentage of fixed costs at the initial low volume level. The impact from the INTOGREEN partnership formed in January 1995 was to increase sales by $357,000 and gross profit by $34,000. The additional sales from new ventures were offset by a decline in U.S. refractory sales as discussed below.

Refractory Products and Services
--------------------------------

         Refractory products and services sales decreased 1.9% to $52.2 million for the three months ended September 30, 1996 from $53.2 million for the comparable 1995 period. United States refractory sales were $43.9 million and $44.6 million for the three-month periods ended September 30, 1996 and 1995, respectively, a decrease of 1.6%. The impact from LTI and INTOGREEN was to increase U.S. refractory sales by $945,000. Excluding this acquisition impact, U.S. refractory product sales volumes decreased an average of 0.5%, with decreases in brick volumes partially offset by increases in all other product lines. Prices for brick, specialties and precast shapes were down compared to the third quarter of 1995, partially offset by an increase in ceramic fiber pricing for a net price decline of 1.0%. U.S. export sales improved 13.3% to $5.8 million in the third quarter of 1996 from $5.1 million for the third quarter of 1995 as the Company's international business continued to expand.

         Sales of the Canadian subsidiary increased 7.0% to $6.1 million for the three-month period ended September 30, 1996 from $5.7 million for the comparable 1995 period. Specialties and crucible volume increases were partially offset by declines in brick, ceramic fiber and precast shape volumes for an average volume increase of 1.0%. Prices increased an average of 7.3% across all product lines except clays and grogs. As a result of the sales increase and continuing cost control measures, the Canadian operation generated pre-tax earnings of $253,000 for the third quarter of 1996 compared to a pre-tax loss of $120,000 for the comparable 1995 period.

         Sales in the United Kingdom (U.K.) declined to $2.4 million for the third quarter of 1996 from $2.7 million for the comparable 1995 period. U.K. pre-tax earnings were $185,000 for the three months ended September 30, 1996 compared to $196,000 for the 1995 period.

         Sales at A. P. Green de Mexico for the three months ended September 30, 1996 increased 24.4% to $2.2 million compared to $1.8 million for the 1995 period, with 1996 pre-tax earnings of $258,000 compared to $249,000 for the third quarter of 1995.

         Start up expenses at the new plant in Indonesia resulted in a $36,000 pre-tax loss for the third quarter of 1996. Electrical problems unexpectedly delayed the opening of this facility until the fourth quarter of 1996, with delivery of customer orders commencing the first quarter of 1997.

         Refractory products cost of sales as a percentage of sales increased to 87.4% compared to 83.3% for the three months ended September 30, 1996 and 1995, respectively. This increase was primarily due to the high level of fixed costs at LTI, increased raw material costs, higher brick breakage variances and a higher unfavorable LIFO inventory adjustment during the third quarter of 1996 than in the same period of 1995. Partially offsetting these cost increases were improved production efficiencies and reduced workers' compensation insurance, group health insurance and processing fuels expense. Refractory operating profits declined 88.2% to $388,000 from $3.3 million for the comparable three-month periods, due to both the reduction in gross margins and additional selling and administrative costs associated with LTI and the new plant in Indonesia.

Industrial Lime
---------------

         Industrial lime sales increased 3.4% to $9.8 million from $9.5 million for the respective third quarters of 1996 and 1995. Volumes increased an average of 0.5%, with increases in building lime at the New Braunfels, Texas plant and Cal-Dol at the Kimballton, Virginia plant partially offset by declines in road stabilization lime at New
         Braunfels and quicklime and hydrate at Kimballton. Prices for industrial and road stabilization lime improved at New Braunfels, partially offset by a decline in building lime prices, while quicklime and hydrate prices improved and Cal-Dol prices declined at Kimballton, resulting in an overall price increase of 2.9%.

         The gross margins of the Company's industrial lime operations are sensitive to volume changes due to the capital intensive nature of the operations and semi-fixed nature of other costs. As a result of the sales increase, gross profit and operating profit increased 2.2% and 2.1%, respectively. Increased equipment maintenance expense, purchased material costs and professional fees were offset by improved efficiencies and lower workers' compensation insurance costs at New Braunfels, while costs at Kimballton were essentially level with prior year.

Expenses and Other Income
-------------------------

         Selling and administrative expenses increased 7.7% to $8.6 million in the third quarter of 1996 from $8.0 million for the comparable 1995 period. The increase was primarily due to the addition of LTI, INTOGREEN and the new plant in Indonesia.

         Interest expense declined to $766,000 in 1996 from $806,000 in 1995, due primarily to a $2.5 million payment made on July 29, 1996 against the debt incurred for the General acquisition. There were no bank line borrowings during either three-month period. Interest income for the third quarter of 1996 decreased 32.6% to $279,000 from $414,000 in the comparable 1995 three-month period due to reduced funds available for investing and a shortening of the average investment maturity resulting in lower average interest rates.

         Other income declined 15.2% for the comparable three-month periods. This decline was primarily due to a reduction in royalty income resulting from a final payment received in the third quarter of 1995 related to an expired royalty agreement. Partially offsetting this decline in royalties were gains on the sale of the Pueblo, Colorado plant and certain equipment at the closed Warren, Ohio plant. Termination benefits and exit costs associated with the Pueblo plant were not material to the consolidated results.

         The Company and its Canadian and U.K. subsidiaries typically transact business in their own currencies and accordingly are not subject to significant currency conversion gains and losses. A. P. Green de Mexico and PT A. P. Green Indonesia transact a significant portion of their business in U.S. dollars and, as such, use the dollar as their functional currency. This results in currency conversion gains and losses on transactions in their local currencies, the Mexican peso and Indonesian Rupiah, A. P. Green's portion of which were not significant to the consolidated results.

Income Taxes
------------

         The tax benefit in the third quarter of 1996 was due primarily to partial recognition of benefits from the pre-tax start up losses of LTI during the first half of 1996. Long-term projections of LTI's operating results indicate future earnings should be adequate to ensure realization of the benefits from the tax loss in future periods.

Equity in Net Income of Affiliates
----------------------------------

         Due to a recession in the Colombian construction industry, political uncertainty and a general decline in economic conditions in Colombia, there was no income from the Company's two Colombian affiliates for the three months ended September 30, 1996, whereas the Company's share of income for the comparable 1995 period was $136,000. Current projections do not indicate a significant improvement in these results in the near future.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE
-----------------------------------------------------------------------------
MONTHS ENDED SEPTEMBER 30, 1995
-------------------------------

         Total sales increased 3.6% to $195.7 million for the nine months ended September 30, 1996 from $188.9 million for the comparable 1995 nine-month period. Gross profit increased 7.0% to $33.8 million from $31.6 million for the comparable periods. The impact from the July 1995
         A. P. Green de Mexico acquisition was to increase sales by $3.6 million and gross profit by approximately $1.1 million. The impact from the December 1995 acquisition of LTI was to increase sales by $1.5 million and reduce gross profit by $153,000 due to the relatively high percentage of fixed costs at the initial low volume level. The impact from the INTOGREEN partnership formed in January 1995 was to increase sales by $596,000 and gross profit by $81,000, while the new Indonesian plant reduced gross profit by $53,000 with no sales.

Refractory Products and Services
--------------------------------

         Refractory products and services sales were $165.9 million and $160.5 million for the nine months ended September 30, 1996 and September 30, 1995, respectively, reflecting an increase of 3.4%. U.S. refractory sales increased 2.6% to $142.2 million for the nine months ended September 30, 1996 from $138.7 million for the comparable 1995 period. The impact from LTI and INTOGREEN was to increase U.S. refractory sales by $2.1 million. Excluding this impact, volume declines in brick and precast shapes were partially offset by increases in specialties and ceramic fiber volume for a net volume decline of 2.5%. Prices improved across all product lines an average of 4.0%. U.S. export sales increased 45.4% to $19.6 million for the nine-month period ended September 30, 1996 from $13.4 million for the comparable 1995 period.

         Sales at the Canadian subsidiary declined 1.3% to $18.1 million for the nine months ended September 30, 1996 from $18.3 million for the comparable 1995 period. Reduced volumes in brick, specialties, ceramic fibers and precast shapes were partially offset by a 31.7% improvement in high-margin crucible volume for a net volume decline of 8.7%. Prices increased across all product lines with the exception of ceramic fibers, resulting in an overall price increase of 9.7%. Also contributing to the sales decline were an unexpected repair requiring a one month kiln shutdown and a slower than anticipated start up of the new specialties line at the Smithville, Ontario plant, which was built to absorb the production from the Weston, Ontario plant closed during 1995.

         The Canadian subsidiary generated pre-tax income of $357,000 for the nine months ended September 30, 1996 compared to a pre-tax loss of $138,000 for the comparable 1995 period. Improvements in production efficiency and reduced property taxes compared to 1995 were partially offset by increased equipment maintenance and pension costs. The 1995 loss was primarily due to establishment of a reserve of approximately $380,000 for exit costs and termination benefits for 26 employees associated with the closing and sale of the Weston, Ontario plant, which was announced in June 1995.

         Sales by the United Kingdom subsidiary were unchanged at $7.1 million for the first nine months of both 1996 and 1995. Pre-tax earnings declined slightly to $428,000 for the nine months ended September 30, 1996 compared to $438,000 for the 1995 period.

         A. P. Green de Mexico's sales for the nine months ended September 30, 1996 were $5.8 million, with pre-tax earnings of $823,000. For the three-month period of 1995 under A. P. Green ownership, A. P. Green de Mexico's sales were $1.8 million, with pre-tax earnings of $249,000.

         Start up expenses at the new plant in Indonesia resulted in a $114,000 pre-tax loss for the nine months ended September 30, 1996.

         Refractory products cost of sales as a percentage of sales decreased to 83.9% in 1996 from 84.6% in 1995. This improvement was primarily due to greater production efficiencies and reduced workers' compensation insurance, processing fuels and freight expense. The first nine months of 1995 also included increases in the obsolete inventory and U.S. plant shutdown reserves, both of which were established at the time of the General acquisition related to facilities to be closed, as well as establishment of the Canadian plant shutdown reserve previously mentioned. Partially offsetting these improvements were increased group health insurance and equipment maintenance costs, high fixed costs at LTI and unfavorable LIFO inventory adjustments during the first nine months of 1996 compared to favorable adjustments during the same period of 1995. Refractory operating profits declined 6.4% to $7.9 million from $8.4 million in 1996 and 1995, respectively, primarily due to selling and administrative expenses associated with the new acquisitions and ventures.

Industrial Lime
---------------

         Industrial lime sales increased 4.9% to $29.9 million from $28.5 million for the nine-month periods ended September 30, 1996 and 1995, respectively. Volumes were essentially flat, with increases across all product lines at the New Braunfels plant offset by declines across all product lines at the Kimballton plant. Average selling prices increased an average of 4.5% across all product lines at both plants with the exception of Cal-Dol at Kimballton.

         As a result of the sales increase, industrial lime gross profit increased 3.3% to $7.1 million, or 23.6% of sales, from $6.8 million, or 24.0% of sales. The decline in gross profit percentage was due primarily to increased equipment maintenance costs at both plants and higher workers' compensation insurance cost at Kimballton, partially offset by lower outside processing costs at Kimballton. Industrial lime operating profit increased 3.2% to $6.1 million for the first nine months of 1996 compared to $5.9 million for the comparable 1995 period.

Expenses and Other Income
-------------------------

         Selling and administrative expenses increased 12.3% to $26.6 million in 1996 from $23.7 million in 1995. The increase was primarily due to the addition of A. P. Green de Mexico, LTI, INTOGREEN and PT A. P. Green Indonesia, general salary and related expense increases and an increase in postretirement benefit costs, partially offset by lower salaried pension costs.

         Interest expense decreased to $2.3 million in 1996 from $2.4 million in 1995, due primarily to a $2.5 million payment made on July 29, 1996 against the debt incurred for the General acquisition. There were no bank line borrowings during either nine-month period. Interest income decreased 21.2% due to reduced funds available for investing and a shortening of the average investment maturity resulting in lower average interest rates. Other income decreased 8.2% to $591,000 in 1996 from $644,000 in 1995, due primarily to a decrease in royalty income and reduced currency translation gains, partially offset by the gains on asset sales previously mentioned.

         The Company and its Canadian and U.K. subsidiaries typically transact business in their own currencies and accordingly are not subject to significant currency conversion gains and losses. A. P. Green de Mexico and PT A. P. Green Indonesia transact a significant portion of their business in U.S. dollars and, as such, use the dollar as their functional currency. This results in currency conversion gains and losses on transactions in their local currencies, the Mexican peso and Indonesian Rupiah, A. P. Green's portion of which were not significant to the consolidated results.

Income Taxes
------------

         The 1996 effective tax rate was 36.0% compared to 17.5% in 1995. The higher 1996 effective rate was due primarily to limited recognition of tax benefits from the pre-tax start up losses of LTI. A portion of those benefits were recognized during the third quarter of 1996, as long-term projections of LTI's operating results indicate future earnings should be adequate to ensure realization of the benefits from the tax loss in future periods.

         During the second quarter of 1995, a review of tax years 1988 through 1993 was completed by the Internal Revenue Service, resulting in a small additional payment to clear federal tax liability for those years. Due to the outcome of this review being more favorable than originally anticipated, the Company reduced its provision for federal income taxes by $1.1 million. Absent that adjustment, the tax rate for the nine months ended September 30, 1995 would have been 32.1%.

Equity in Net Income of Affiliates
----------------------------------

         The Company's share of income from its two Colombian affiliates was $379,000 for the nine months ended September 30, 1996 compared to $542,000 for the comparable 1995 period. The reduction was due to a recession in the Colombian construction industry, political uncertainty and a general decline in economic conditions in Colombia. Third quarter 1996 results and current projections indicate reduced income levels will continue in the near future.

                                INDUSTRY SEGMENTS
                                 (In thousands)

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                     1996             1995
                                                   --------         --------
NET SALES

Refractory products and services                  $ 165,887        $ 160,472
Industrial lime                                      29,933           28,523
Intersegment eliminations                              (100)            (139)
                                                   --------         --------
                                                  $ 195,720        $ 188,856
                                                   ========         ========

GROSS PROFIT

Refractory products and services                  $  26,737        $  24,753
Industrial lime                                       7,056            6,832
                                                   --------         --------

                                                  $  33,793        $  31,585
                                                   ========         ========

GROSS PROFIT PERCENTAGE

Refractory products and services                       16.1%            15.4%
Industrial lime                                        23.6%            24.0%

                                                       17.3%            16.7%
                                                   ========         ========
OPERATING PROFIT

Refractory products and services                  $   7,864        $   8,402
Industrial lime                                       6,132            5,945
                                                   --------         --------
                                                     13,996           14,347
                                                   --------         --------

OTHER CHARGES TO INCOME

General corporate expenses, net                       6,135            5,764
Interest expense                                      2,343            2,396
Interest income                                        (885)          (1,124)
                                                   --------         --------

  Total other charges                                 7,593            7,036
                                                   --------         --------

EARNINGS BEFORE INCOME TAXES                      $   6,403        $   7,311
                                                   ========         ========

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                     1996             1995
                                                   --------         --------

IDENTIFIABLE ASSETS (AT PERIOD END)

Refractory products and services                  $ 292,639        $ 280,188
Industrial lime                                      47,127           46,935
Corporate                                             8,381           14,553
                                                   --------         --------
                                                  $ 348,147        $ 341,676
                                                   ========         ========

DEPRECIATION, DEPLETION AND AMORTIZATION

Refractory products and services                  $   5,050        $   4,720
Industrial lime                                       2,100            2,043
Corporate                                               752              775
                                                   --------         --------
                                                  $   7,902        $   7,538
                                                   ========         ========

CAPITAL EXPENDITURES

Refractory products and services                  $   7,275        $   5,208
Industrial lime                                       1,832            1,531
Corporate                                               267              185
                                                   --------         --------
                                                  $   9,374        $   6,924
                                                   ========         ========





                               GEOGRAPHIC SEGMENTS

                                 (In thousands)

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                     1996             1995
                                                   --------         --------

NET SALES

United States                                     $ 172,128        $ 167,183
Canada                                               18,089           18,332
United Kingdom                                        7,058            7,108
Far East                                                --               --
Mexico                                                5,776            1,754
Intersegment transfers (primarily U.S.)              (7,331)          (5,521)
                                                   --------         --------
                                                  $ 195,720        $ 188,856
                                                   ========         ========

                                               Nine Months Ended September 30,
                                                -------------------------------
                                                     1996             1995
                                                   --------         --------
EARNINGS (LOSS) BEFORE INCOME TAXES

United States                                     $   4,909        $   6,762
Canada                                                  357             (138)
United Kingdom                                          428              438
Mexico                                                  823              249
Far East                                               (114)             --
                                                   --------         --------
                                                  $   6,403        $   7,311
                                                   ========         ========

IDENTIFIABLE ASSETS (AT PERIOD END)

United States                                     $ 304,651        $ 298,713
Canada                                               19,348           16,909
United Kingdom                                        4,865            4,930
Mexico                                                5,851            5,460
Far East                                              5,051            1,111
Corporate                                             8,381           14,553
                                                   --------         --------
                                                  $ 348,147        $ 341,676
                                                   ========         ========


                              PRICE/VOLUME SUMMARY
                            1996 AS COMPARED TO 1995
                           PERCENT INCREASE (DECREASE)


                                        Three                  Nine
                                        Months                Months
                                        Ended                 Ended
                                   September 30, 1996   September 30, 1996
                                   ------------------   ------------------


U.S. REFRACTORY PRODUCTS SALES
 (excluding impact of LTI and INTOGREEN)

  Volume                                 (0.5)%                (2.5)%

  Price                                  (1.0)                  4.0

INDUSTRIAL LIME SALES

  Volume                                  0.5                   0.4

  Price                                   2.9                   4.5

FINANCIAL CONDITION

         The Company continues to maintain a strong balance sheet.

                               Summary Information
                             (Dollars in thousands)

                                  September 30,
                            ------------------------         December 31,
                             1996              1995             1995
                            ------            ------         ------------

Working capital           $  75,161         $  80,488        $  79,615

Current ratio                 2.2:1             2.1:1            2.2:1

Total assets              $ 348,147         $ 341,676        $ 373,568

Current maturities of
 long-term debt               2,942             2,655            2,705

Long-term debt               31,804            34,469           34,384

Stockholders' equity      $ 118,017         $ 112,735        $ 113,999

Debt to total
 capitalization(1)            22.7%             24.8%            24.5%


(1)Calculated as total Debt (long-term debt including current maturities) divided by total stockholders' equity plus total Debt.


Working capital declined 6.6%, or $5.3 million, to $75.2 million at September 30, 1996 from $80.5 million at September 30, 1995, while the ratio of current assets to current liabilities increased to 2.2:1 from 2.1:1. The decline in working capital was primarily due to a reduction in cash of $5.6 million as funds were used for the new Indonesian plant and the operation of new ventures. The impact from the December 1995 acquisition of LTI was not material.

Working capital declined 5.6%, or $4.5 million, since December 31, 1995. Declines in cash of $3.8 million, accounts receivable of $3.3 million and inventories of $3.3 million were partially offset by decreases in accounts payable of $2.9 million and insurance reserves and other accrued expenses of $2.4 million.

The decrease in accounts receivable and inventories since December 31, 1995, as well as the reduction in accounts payable, were due to reduced third quarter sales levels. In addition, planned reductions in finished goods and raw materials levels at certain refractory plants contributed to the decline in inventory and accounts payable balances. The reduction in insurance reserves was due to improved claims experience in 1996, while the reduction in other accrued expenses was primarily due to expenditures against the plant closing and environmental reserves.

The $19.8 million decrease in non-current projected insurance recovery on asbestos claims and the $20.6 million decrease in non-current projected asbestos claims since December 31, 1995 were due primarily to asbestos claim payments by insurance carriers during the first nine months of 1996. In addition, a $2.6 million reallocation from long-term to current was made since December 31, 1995 based upon data provided by the Center for Claims Resolution.

Deferred income tax assets decreased by $1.5 million since December 31, 1995 due primarily to reductions in alternative minimum tax carryforwards and adjustment to the original deferred tax assets related to the acquisition of A. P. Green de Mexico. Deferred income tax liabilities declined approximately $2.0 million due to reductions in prepaid pension costs and depreciation method differences.

The $2.6 million reduction in long-term debt since December 31, 1995 was due primarily to a $2.5 million payment made in July 1996 against the debt associated with the General acquisition.

Capital expenditures for the first nine months of 1996 totaled $9.4 million compared to $6.9 million for the same period of 1995, with capital expenditures for the refractories business increasing $2.1 million. Of this refractories increase, $1.1 million was for construction of the new specialties plant in Indonesia and $600,000 was for expansion of the Smithville, Ontario plant to accommodate the production from the closed plant in Weston, Ontario. The balance of the increase was for replacement, modernization and expansion of operations.

On August 19, 1996, the Company's Board of Directors approved a two-for-one stock split, effected in the form of a stock dividend payable September 20, 1996 to stockholders of record on September 6, 1996. The stock split resulted in the issuance of 4,487,721 additional shares from authorized but unissued shares. A transfer of $4,487,721 was made from additional paid-in capital to common stock at the stated par value. In addition, the Board of Directors approved a 14% increase in the quarterly dividend to $.04 per share (an increase to $.08 per share from $.07 per share on a pre-split basis) effective with the dividend paid September 13, 1996.

A. P. GREEN INDUSTRIES, INC.

PART II.  OTHER INFORMATION

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K
               --------------------------------

    (a)        Exhibits:
               ---------

               Exhibit No.
               -----------

               27 Financial Data Schedule as of and for the Nine Months Ended September 30, 1996.

    (b)        Reports on Form 8-K:
               --------------------
               No reports on Form 8-K were filed during the quarter ended September 30, 1996.

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

                                   A. P. Green Industries, Inc.
                                          (Registrant)


                                   By:    /s/Gary L. Roberts
                                      -----------------------------
                                             Gary L. Roberts
                                       Vice President, Chief Financial
                                         Officer and Treasurer



Date: November 12, 1996
      -----------------