Form 10-K
period 1996-12-31
GREEN A P INDUSTRIES INC
filed 1997-03-27
CIK 826619

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 ---------------

For the fiscal year ended December 31, 1996         Commission File No. 0-16452
                          -----------------                             -------

                          A. P. GREEN INDUSTRIES, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                                43-0899374
-------------------------------                                    ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Green Boulevard, Mexico, Missouri                                      65265
----------------------------------------                               -----
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant: As of March 25, 1997, the market value of A. P. Green Industries, Inc. Common Stock held by non-affiliates was approximately $75,300,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of March 25, 1997, 8,024,858 shares of Common Stock, $1.00 par value were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference into the indicated part of this report:

Document                                                    Part of Form 10-K
--------                                                    -----------------

1996 Annual Report to Stockholders                          Parts I, II and IV
Proxy Statement for 1997 Annual Meeting of Stockholders     Part I

                                     PART I

ITEM 1.  BUSINESS
                                  Introduction
                                  ------------

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

         In  1996,   the   Company   completed   construction   of  a  castables
manufacturing plant in West Java, Indonesia. The plant began operations in November 1996.

         Also in 1996, the Company acquired substantially all of the assets and assumed certain of the liabilities of Eastern Ridge Lime, L.P. (Eastern Ridge). The operations include a mineral processing facility, quarrying and lime manufacturing business in Ripplemead, Virginia and a leased terminal facility in St. Matthews, South Carolina.

         The Company, headquartered in Mexico, Missouri, mines, processes, manufactures and distributes specialty minerals and mineral-based products, including industrial lime and refractories products in the United States and international markets. The Company operates 23 plants in the United States, Canada, Mexico, the United Kingdom (U.K.) and Indonesia.

         Lime Operations. APG Lime Corp. (APG Lime), a wholly owned subsidiary of A. P. Green and headquartered in Mexico, Missouri, is involved in the mining and processing of limestone into lime for various industrial applications. Primary customer applications include steel and aluminum production, pulp and paper processing, soil stabilization for road construction, water and waste water treatment, masonry and various environmental applications. High calcium limestone, mined from Company-owned deposits, is processed into two basic end products - quicklime, produced by heating crushed limestone in a rotary kiln, and hydrated lime, produced by adding water to quicklime through a controlled process. In addition, the Company produces dolomitic quicklime and Cal-Dol lime by blending quicklime with purchased dolomitic limestone.

         APG Lime operates three plants, one in Kimballton, Virginia, one in Ripplemead, Virginia and one in New Braunfels, Texas. It generally serves customers in the geographic region surrounding its plants.

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

         Although the Company purchases some refractory and refractory-related products from other manufacturers, predominantly all of the refractory products sold by it are manufactured in its own plants. The Company and its wholly owned subsidiaries, A. P. Green Refractories, Inc. and Detrick Refractory Fibers, Inc., manufacture refractories in 15 facilities located in the United States. The Company's wholly owned subsidiary, A. P. Green Refractories (Canada) Ltd., organized in 1931, and its subsidiary, 1086215 Ontario, Inc., operates two manufacturing facilities in Canada. The Company's wholly owned United Kingdom subsidiary, A. P. Green Refractories Limited, acquired by a predecessor of the Company in 1954, operates one manufacturing facility in Bromborough, England, and its subsidiary, Liptak Bradley Limited, installs refractory products worldwide except for North America. The Company's 51% owned Mexican subsidiary,
A. P. Green de Mexico SA de CV, operates one manufacturing facility near Monterrey, Mexico. The Company's wholly owned Indonesian subsidiary, PT AP Green Indonesia, operates one manufacturing facility in Cilegon, West Java, Indonesia. Significant investment has been made, particularly in the United States plants, to improve quality, production efficiency and environmental controls.

         During 1995 the Company took steps to broaden its technology base. INTOGREEN Co., a joint venture partnership with INTOCAST AG, was formed to sell and install cast monolithic ladle linings to the steel industry in the U. S., Canada and Mexico. INTOCAST AG, based in Germany, is a world leader in the development of cast ladle linings, which result in lower installation costs, reduced disposal of used refractory material and increased ladle availability to the steel plant. The INTOCAST Endless Lining System (Registered Trademark) is custom designed for each user. During 1996 the system was successfully installed on a trial basis at certain steel customers in the United States, one of which has signed a one-year contract.

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

(b)  Financial Information About Industry Segments
     ---------------------------------------------

         Information  regarding industry segments of A. P. Green is set forth in
Note 19 of Notes to Consolidated Financial Statements which is included in A. P. Green's 1996 Annual Report to Stockholders and incorporated herein by reference.

(c)  Narrative Description of Business
     ---------------------------------

         Refractory Operations. A. P. Green manufactures refractory products in its own plants located in the United States, Canada, Mexico, the United Kingdom and Indonesia. These products are sold world wide to industrial end-users and to installers of refractories. The major end-users of the Company's refractory products and the percentage of the Company's 1996 and 1995 domestic refractory sales to such users are as follows:

                                      Percent of 1996         Percent of 1995
                                      U.S. Refractory         U.S. Refractory
End-User Industry Category            Products Sales          Products Sales
--------------------------            ---------------         ---------------

Iron and Steel                              33%                     34%
Nonferrous Metals                           15%                     18%
Cement, Lime, Gypsum, Paper,
   Ceramics, Glass and Clay                 12%                     12%
Metal Castings and Fabrication               6%                      6%
Chemicals and Petrochemicals                 6%                      6%
Other                                       28%                     24%

         A. P. Green is a leader in the manufacture and distribution of refractory materials in North America and throughout the world. Refractory materials are sold through a direct sales force, Company-owned distribution centers, independent distributors, licensees and agents to a diverse cross section of basic industry. The Company believes that success in the refractory industry is dependent, to a large extent, upon developing new products and modifying existing products in order to provide more value to the industries served. A. P. Green has a fully equipped and staffed research facility that can analyze the refractory failure mechanisms in its customers' applications in order to determine the optimum refractory solution. Often the best solution is to use a more sophisticated product which increases the upfront costs but results in a lower life cycle cost. The organization of research engineers, customer service engineers and product managers have a good track record of designing optimum solutions. Product design changes that have been introduced recently include self-leveling castables and low-rebound wet gunning products that reduce installation costs, as well as many products that have been optimized to serve specific operating conditions. Some of the new products are based on A. P. Green's proprietary Greenlite insulating aggregate which provides high strength in combination with low thermal conductivities.

         The Company's employee sales force is located throughout the United States, Canada and Mexico and in the Caribbean, Australia, Germany and the United Kingdom. Refractory products are shipped directly to customers from the Company's plants and from a large network of distribution centers and distribution representatives located in the United States, Canada and the United Kingdom.

         The United States sales force is divided into four geographic regions and three industry groups. The industry groups are specialized sales and marketing teams that target their efforts to steel, aluminum and cement end-users. This has allowed the Company to provide a higher degree of customer assistance on refractory usage and selection and has enabled sales and marketing personnel to develop additional expertise in those end-user industries. This alignment has been beneficial to specific industry sales of the Company. Canadian and United States refractory sales efforts are coordinated in order to take advantage of a centralized marketing plan and to source products more efficiently.

         Lime Operations. APG Lime is engaged in the production of lime for industrial applications. This process involves crushing, screening and calcining limestone to produce high calcium quicklime and hydrate, dolomitic quicklime and Cal-Dol lime blend. This processing takes place at Company-owned facilities in New Braunfels, Texas, Kimballton, Virginia and Ripplemead, Virginia.

         In 1994, the Company completed a project which increased production capacity at the New Braunfels, Texas facility to take advantage of higher demand for quicklime used in making precipitated calcium carbonate and in other growing markets. This project also reduced particulate air emissions and reduced the use of water.

         The major end-users of the Company's lime products and the percentage of the Company's 1996 and 1995 lime sales to such users is as follows:

                                   Percent of 1996          Percent of 1995
End-User Industry Category       Lime Products Sales      Lime Products Sales
--------------------------       -------------------      -------------------

Pulp and Paper Processing               36%                      35%
Steel and Aluminum Production           28%                      26%
Road Construction                       15%                      14%
Environmental/Water Treatment           14%                      16%
Masonry                                  4%                       3%
Chemical and Industrial                  3%                       6%

         Increasing public awareness of and concern over environmental issues has resulted in increased lime demand for environmental applications. These include flue gas desulphurization, municipal waste treatment, drinking water treatment and remediation of hazardous waste. Lime demand from these markets is expected to increase and will provide APG Lime with opportunity for continued growth.

         Recently developed lime products include Cal-Dol lime blend; high calcium quicklime noted for specialized sizing and chemical reactivity for use in production of precipitated calcium carbonate by paper producers; and several dolomitic building lime products. Due to their heavy, bulk nature, industrial lime products cannot be shipped economically over long distances. This has resulted in regional sales and distribution, generally within a 400-mile radius of each facility. APG Lime's facilities are well located to take advantage of demand in the Southeastern U.S. and Texas and surrounding states. Product distribution involves direct shipments via rail and/or truck from the plants to the customers and customer pick-up at the plants.

         Raw Materials. A. P. Green maintains programs to attempt to ensure the availability of raw materials, including the purchase of materials for its short-term needs and the development of long-term sources of supply. Refractory clay and silica requirements are obtained from Company-owned deposits located in Alabama, Arkansas, Georgia, Idaho, Missouri, Ohio, Texas and Utah. Proven deposits contained approximately 10,800,000 tons of clay and silica as of December 31, 1996. Average annual mining of clay and silica during the last five years was 234,000 tons, with 1996 at 240,000 tons. Proven reserves are estimated to be sufficient for approximately 38 years of operations, based on recent average annual usage. The remaining refractory raw materials requirements are obtained from numerous suppliers. Refractory-grade bauxite is imported from China, Guyana and Brazil, and approximately 30% of the Company's magnesite supply is obtained from China. On a long-term basis, there is an adequate supply of materials available from these countries. There has been no significant interruption in the availability of Chinese or Brazilian bauxite or Chinese magnesite. There have been brief periods of limited supplies of bauxite from Guyana. Some alumina raw materials are available from only one or two suppliers in the United States. Current supplies are adequate to meet A. P. Green's planned production volume for the foreseeable future. Aluminum Company of America is a major supplier of alumina chemicals and supplies up to 90 percent of certain chemicals used by A. P. Green.

         A. P. Green's lime products require two major raw materials, high calcium limestone and dolomitic limestone. High calcium limestone is quarried from Company-owned deposits at the New Braunfels, Texas and Ripplemead, Virginia plants and mined from Company-owned and leased deposits at the Kimballton, Virginia plant. The deposit at New Braunfels contained about 49,300,000 tons of usable reserves as of December 31, 1996. The average annual usage of quarried limestone at New Braunfels during the five-year period ended December 31, 1996 was 995,000 tons, with 1996 usage at 1,127,000 tons. Proven reserves of limestone at this location are estimated to be sufficient for about 50 years of operations, based on recent average annual usage. Company-owned and leased reserves at the Kimballton plant were estimated at 20,100,000 tons as of December 31, 1996. The average annual usage of mined limestone at Kimballton during the five-year period ended December 31, 1996 was 682,000 tons, with 1996 usage at 741,000 tons. Proven reserves of limestone at this location are estimated to be sufficient for 29 years of operations, based on recent average annual usage. Approximately 12,200,000 tons of limestone were also obtained in the 1996 Eastern Ridge acquisition, which should be sufficient for 45 years of operations based on projected usage. Dolomitic limestone is purchased from outside suppliers, primarily Chemical Lime Company for the New Braunfels plant and Rockydale Quarries Corp. for the Kimballton plant.

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

         The primary energy source used in the production of lime products is coal, which accounted for virtually all of the total fuel used at the Kimballton plant and about 66 percent of the total fuel used at the New Braunfels plant during 1996. Coal will also be the primary energy source at the Ripplemead plant. Natural gas (in lieu of coal) is the other major energy source used at New Braunfels, accounting for approximately 34 percent of that facility's total fuel usage in 1996. Coal for all locations and gas for New Braunfels are readily available from numerous suppliers.

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

         Order Backlog. Order backlog for refractories varies by month within a moderate range. The order backlog believed to be firm was approximately $31.1 million and $38.4 million at December 31, 1996 and 1995, respectively, requiring eight to nine weeks to service for 1996 as compared with eleven to twelve weeks for 1995. A significant portion of the 1996 decline was due to lower demand for silica brick as a result of reduced glass plant construction in both the U. S. and foreign markets. During 1996 the Company revised its method of calculating refractories order backlog to include orders held by distribution centers. Prior year data has been restated to reflect that change.

         Lime products normally do not have any significant backlog, other than for soil stabilization backlog related to state highway lettings, which can vary significantly from period to period. Such backlog was approximately $3.2 million and $3.0 million at December 31, 1996 and 1995, respectively.

         Competition. The refractory industry is highly competitive and demand for refractories fluctuates with the level of activity in the basic industries.
A. P. Green is one of six major producers of domestic refractories. The Company competes internationally with several major domestic producers and a number of international companies. The Company continues to expand its international refractory sales efforts. In addition, there are numerous regional domestic refractory producers. The major areas of competition in the refractory industry are service, price and product performance. Due to the decline of the United States heavy manufacturing industrial base, the refractory industry has become more price sensitive in recent years. New product introductions are increasing to meet demands of customer operating practices. More stringent requirements placed on product quality are being met with improved quality control at A. P. Green manufacturing plants to minimize deviations from refractory manufacturing standards. The U.K. Bromborough facility and the Mexico, Missouri, Fulton, Missouri, Sproul, Pennsylvania and Oak Hill, Ohio plants have been ISO 9002 certified and efforts are being made for certification of the other major U.S. and Canadian plants.

         The Virginia and Texas lime plants compete with three and four primary lime producers, respectively. Price-sensitive competition is strong within these areas.

         Capital Expenditures. A. P. Green has implemented a program of maintaining and modernizing its facilities to improve its competitive position. In the three years ended December 31, 1996, A. P. Green invested approximately $29.5 million for such purposes. Of those expenditures, 73% ($21.4 million) were for refractories operations and information systems and 27% ($8.1 million) were for improvements in lime production and environmental controls. A. P. Green believes that these expenditures have provided it with significant cost reductions in certain segments of its business.

         Research and Development. Product and process development activities are principally located at Mexico, Missouri, in a well equipped facility occupying 43,924 square feet. The major objective of the refractory technology department is to maintain A. P. Green at the technological forefront of the refractories industry with applied research and development of new and improved refractory products and high-temperature insulators. Product development related to LTI is also conducted by Lanxide and certain of their affiliated companies, as directed and funded by LTI.

         The refractory technology department also is responsible for quality systems implementation, analytical services, applications engineering, product installation technical support and technical liaison with foreign operations. A pilot plant allows testing during the transition of new products to the commercial stage.

         Research and development expenditures amounted to approximately $3.9 million, $2.9 million and $2.5 million during 1996, 1995 and 1994, respectively. Research and development expenditures in 1996 included costs associated with LTI product development.

         Significant Customers. A. P. Green is not dependent upon any single customer or group of customers on a regular basis, the loss of which would have a materially adverse effect on A. P. Green. No customer accounted for more than five percent of A. P. Green's consolidated annual net sales in 1996, 1995 or 1994.

         Employees. The average number of persons employed by A. P. Green during 1996, 1995 and 1994 was 1,759, 1,966 and 1,656, respectively. Approximately 900 employees are members of collective bargaining units. The represented unions in the U.S. and Canada are: the Aluminum Brick and Glass Workers International Union, the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, Laborers International, Brick Layers and Allied Craftsmen, and the United Steel Workers of America. The represented unions in the United Kingdom are: the Transport and General Workers' Union, the Amalgamated Union of Engineering Workers and the Union of Construction and Allied Trades. The represented union in Monterrey, Mexico is the Federation Nacional de Sindicatos Independientes. Five-year collective bargaining agreements were successfully negotiated in 1993 with the unions represented at the Mexico, Missouri and Fulton, Missouri plants, in 1994 with the unions represented at the Bessemer, Alabama and Little Rock, Arkansas plants and in 1995 with the unions represented at the Sulphur Springs, Texas, Gary, Indiana and Smithville, Ontario plants. New collective bargaining agreements were negotiated during 1996 at the Oak Hill, Ohio, Lehi, Utah, Rockdale, Illinois, Gary, Indiana and Sproul, Pennsylvania plants. A. P. Green considers its relations with its employees to be good.

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

         From time to time, the Company experiences on-site inspections by environmental regulatory authorities who may impose penalties or require remedial actions. A. P. Green believes that it has substantially complied with, and it intends in the future to so comply with, all laws and regulations (including foreign) governing pollution control and other environmental conditions in all material respects. Such compliance has not had, and is not expected to have, a material adverse effect upon A. P. Green's earnings or competitive position. Information regarding environmental and asbestos-related legal proceedings is set forth in Note 18 of Notes to Consolidated Financial Statements which are included in A. P. Green's 1996 Annual Report to Stockholders and incorporated herein by reference. Capital expenditures have been made over the last several years and are planned in 1997 to install dust and emissions control equipment to improve the impact on the environment of refractory and lime manufacturing operations.

         Patents, Trademarks, and Licenses. All major product brand names, as well as the "A. P. Green" name, are registered in the United States and numerous other countries. A. P. Green currently holds 19 U.S. patents, and had two patent applications outstanding at December 31, 1996. The expiration of these patents will not have a significant financial impact on A. P. Green. A. P. Green licenses its refractory technology and formulations to refractory producers around the world. Currently, there are ten license agreements with foreign, unaffiliated companies, three of which cover A. P. Green's full range of refractory products and seven of which are for limited product lines.

(d) Financial Information About Foreign and Domestic Operations and Export Sales
    ----------------------------------------------------------------------------

         Financial information regarding geographic segments of A. P. Green is set forth in Note 19 of Notes to Consolidated Financial Statements which is included in A. P. Green's 1996 Annual Report to Stockholders and incorporated herein by reference.

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

Location and Nature            Approximate Square       Products
of Property                    Feet of Floor Space    Manufactured
-------------------            -------------------    ------------

Bessemer, Alabama                    150,300          High Alumina and
  Manufacturing buildings,                            Fireclay Brick
  rail and office

Ellisville, Mississippi               20,000          Board and Special Shape
  Manufacturing and office                            Refractory Fiber Products
  building

Fulton, Missouri                     240,200          High Alumina Brick,
  Manufacturing buildings,                            including Tar Impregnated
  rail and office                                     and Coked Brick

Gary, Indiana                         98,500          Cast Shapes & Castables
  Manufacturing buildings
  and office

Lehi, Utah                           120,000          High Alumina, Silica and
 Manufacturing buildings,                             Basic Brick; Castables
  rail and office

Location and Nature            Approximate Square       Products
of Property                    Feet of Floor Space    Manufactured
-------------------            -------------------    ------------

Little Rock, Arkansas                 37,800          Calcined Refractory Clay,
  Clay storage building,                              Refractory Clay
  rotary calcining kiln,
  rail and office

Mexico, Missouri                   1,142,700          Fireclay, High Alumina and
  Manufacturing buildings,                            Insulating Brick; Zirconia
  rail and office                                     Brick; Mortars, Plastics,
                                                      Castables and Light Weight
                                                      Aggregate

Middletown, Pennsylvania             119,000          Cast Shapes
  Manufacturing buildings
  and office

Minerva, Ohio                          9,500          Light Weight Aggregate
  Leased manufacturing                                and Castables
  building and office

Oak Hill, Ohio                       111,100          Mortars, Plastics
  Manufacturing buildings,                            and Castables
  rail and office

Pryor, Oklahoma                       65,800          Industrial Ceramic
  Manufacturing buildings,                            Fiber Insulation
  rail and office

Rockdale, Illinois                    78,000          Basic Brick
  Manufacturing buildings,
  rail and office

Sproul, Pennsylvania                 102,100          Mortars, Plastics and
  Manufacturing buildings,                            Castables
  rail and office

Sulphur Springs, Texas               193,100          Fireclay and High
  Manufacturing buildings,                            Alumina Brick;
  rail and office                                     Mortars, Plastics
                                                      and Castables

Thomasville, Georgia                  24,000          Cast Shapes
  Leased manufacturing
  buildings and office

Mineral Properties
------------------

         Most of the refractory plants listed above utilize clay and/or silica, which A. P. Green mines or quarries from deposits leased or owned, or purchases from various sources. Clay and silica deposits include properties known to contain commercially recoverable quantities based on core and/or auger drilling, laboratory testing, surveying and mapping. Such properties are held outright in fee simple; under mineral deeds which convey title to all clay or minerals with full rights of ingress, egress and mining; and under lease. The clay reserves are located in Alabama, Arkansas, Georgia, Idaho, Missouri, Ohio and Texas, and a silica mine is located in Utah.

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

Distribution Center/Sales Office Locations:

Atlanta, Georgia                                Kearny, New Jersey
Austin, Texas                                   Knoxville, Tennessee
Baltimore, Maryland                             Lehi, Utah
Baton Rouge, Louisiana                          Los Angeles, California
Birmingham, Alabama                             Orange, Connecticut
Boston, Massachusetts                           Philadelphia, Pennsylvania
Buffalo, New York                               Pittsburgh, Pennsylvania
Charlotte, North Carolina                       Portland, Oregon
Chicago, Illinois                               Roanoke, Virginia
Cincinnati, Ohio                                Rockford, Illinois
Cleveland, Ohio                                 St. Louis, Missouri
Dallas, Texas                                   Salt Lake City, Utah
Davenport, Iowa                                 San Francisco, California
Detroit, Michigan                               Seattle, Washington
Evansville, Indiana                             Spokane, Washington
Houston, Texas                                  Tampa, Florida
Kansas City, Missouri

Lime Operations
---------------

         APG Lime operates three industrial lime manufacturing plants. The facility at Kimballton, Virginia consists of an underground mine, rail and various plant buildings, totaling approximately 83,700 square feet of floor space, situated on approximately 680 owned acres. This plant primarily manufactures industrial lime products and a small amount of soil stabilization lime. APG Lime owns one-half of the mineral rights under national forest property adjacent to the Kimballton plant by royalty lease from the Bureau of Land Management. Such lease was renewed for an additional 20-year term in 1988. The royalty is 2.5 percent of the nominal value of limestone mined.

         The facility at Ripplemead, Virginia consists of a surface mine, rail and various plant buildings, totalling approximately 75,000 square feet of floor space, situated on approximately 1,700 acres. This plant primarily manufactures industrial lime. In addition, a supply of finished goods is maintained at a leased warehouse facility near St. Matthews, South Carolina.

         The New Braunfels, Texas facility consists of a surface mine, rail and various plant buildings, totaling approximately 81,000 square feet of floor space, situated on approximately 1,010 owned acres. This plant manufactures industrial lime products, soil stabilization lime and lime-based mortars.

Canadian Subsidiary
-------------------

         A. P. Green Refractories (Canada) Ltd., a wholly owned subsidiary of A.
P. Green, owns 17,100 square feet of manufacturing space at Acton, Ontario to produce crucibles used by the precious metal assaying industry and vacuum formed fiber products. 1086215 Ontario, Inc., a wholly owned subsidiary of A. P. Green Refractories (Canada) Ltd., owns a 170,000 square foot building in Smithville, Ontario used for manufacturing and storage of basic brick, refractory mortars, cements, plastics and castables. In addition, raw materials, which are imported principally from A. P. Green's U. S. facilities, are stored there. Distribution centers and/or sales offices are maintained at the following locations: Delta, British Columbia, Edmonton, Alberta, Montreal, Quebec, Ottawa, Ontario, Quebec City, Quebec, Toronto, Ontario, and Winnipeg, Manitoba. All of the facilities are leased under initial lease terms of one to five years.

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

Indonesian Subsidiary
---------------------

         PT AP Green Indonesia, a subsidiary owned 80% by A. P. Green Industries, Inc. and 20% by A. P. Green Refractories, Inc., owns and operates a 43,400 square foot castables manufacturing facility situated on 5.4 acres in Cilegon, West Java, Indonesia.

ITEM 3.  LEGAL PROCEEDINGS

         Information regarding legal proceedings is set forth in Note 18 of Notes to Consolidated Financial Statements which is included in A. P. Green's 1996 Annual Report to Stockholders and incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

         The information set forth below the caption "Common Stock, Market Prices and Dividends" on page 32 of A. P. Green's 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL INFORMATION

         The information set forth below the caption "Comparative Five-Year Summary" on page 32 of A. P. Green's 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The information set forth below the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 10 through 14 of A. P. Green's 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of A. P. Green as of December 31, 1996 and 1995 and for each of the years in the three-year period ended December 31, 1996, and notes thereto (including the quarterly supplementary data) and the Independent Auditors' Report appear on pages 15 through 31 of A. P. Green's 1996 Annual Report to Stockholders and are incorporated herein by reference. The Independent Auditors' Report for the financial statement schedule for each of the years in the three-year period ended December 31, 1996, and the financial statement schedule required by Regulation S-X appear on pages F-1 through F-2 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information regarding directors is contained in A. P. Green's Proxy Statement for the 1997 Annual Meeting of Stockholders under the caption "Item 1
- Election of Directors" and is incorporated herein by reference.

         The following is a list as of March 25, 1997 of the names and ages of the executive officers of A. P. Green and all positions and offices with A. P. Green presently held by the person named. There is no family relationship between any of the named persons.

Name                  Age    All Positions Held With A. P. Green
----                  ---    -----------------------------------

Paul F. Hummer II     55     Chairman of the Board,
                             President and Chief Executive Officer

Jurgen H. Abels       52     Vice President, International

Max C. Aiken          59     Executive Vice President

David G. Binder       60     Vice President and Controller

Ronald L. Bramblett   59     Vice President, Human Resources

Michael B. Cooney     56     Senior Vice President, Law/Administration
                             and Secretary

Frank J. Cordie       44     Vice President, Refractory Manufacturing

Daniel Y. Hagan       57     Vice President, Refractory Sales

Orville Hunter, Jr.   58     Vice President, Refractory Technology

John L. Kelsey        46     Vice President, Refractory Marketing

Gary L. Roberts       50     Vice President, Chief Financial Officer
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

ITEM 11.  EXECUTIVE COMPENSATION

         Information regarding executive compensation is contained in A. P. Green's Proxy Statement for the 1997 Annual Meeting of Stockholders under the caption "Compensation of Executive Officers" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management is contained in A. P. Green's Proxy Statement for the 1997 Annual Meeting of Stockholders under the captions "Voting Securities and the Principal Holders Thereof" and "Security Ownership by Management" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)      1.       Consolidated Financial Statements
                  ---------------------------------

         The following Consolidated Financial Statements of A. P. Green are contained in A. P. Green's 1996 Annual Report to Stockholders on the following pages thereof:
                                                                  Annual Report
                                                                  Page Reference
                                                                  --------------
         Consolidated Statements of Earnings - Years Ended
                  December 31, 1996, 1995 and 1994                      15

         Consolidated Statements of Financial Position -
                  December 31, 1996 and 1995                            16

         Consolidated Statements of Stockholders' Equity -
                  Years Ended December 31, 1996, 1995 and 1994          17

         Consolidated Statements of Cash Flows - Years Ended
                  December 31, 1996, 1995 and 1994                      18

         Notes to Consolidated Financial Statements -
                  December 31, 1996, 1995 and 1994                     19-31

         Independent Auditors' Report as of December 31, 1996
                  and 1995 and for each of the years in the
                  three-year period ended December 31, 1996             31

         2.       Financial Statement Schedule
                  ----------------------------

         The following financial statement schedule of A. P. Green and the accompanying Independent Auditors' Report are set forth on the following pages of this Annual Report on Form 10-K:

                                                                   Form 10-K
                                                                 Page Reference
                                                                 --------------

         Independent Auditors' Report on the consolidated
           financial statement schedule for each of the years
           in the three-year period
           ended December 31, 1996.                                   F-1

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

         3(b) By-Laws of A. P. Green, as amended on November 16, 1995, is incorporated herein by reference to Exhibit 3(b) of A. P. Green's Annual Report on Form 10-K for the year ended December 31, 1995.

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

         10(d) Form of A. P. Green Management Incentive Compensation Plan is incorporated herein by reference to Exhibit 10(d) of A. P. Green's Annual Report on Form 10-K for the year ended December 31, 1995.

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

         10(k) Retirement Plan for Directors, dated February 16, 1995, is incorporated herein by reference to Exhibit 10(l) of A. P. Green's Annual Report on Form 10-K for the year ended December 31, 1994.

         10(l) A. P. Green Industries, Inc. Supplemental Retirement Income Plan, executed October 12, 1994, effective January 1, 1995, is incorporated herein by reference to Exhibit 10(m) of A. P. Green's Annual Report on Form 10-K for the year ended December 31, 1994.

         10(m) 1996 Long-Term Performance Plan of A. P. Green is incorporated herein by reference to Appendix A of A. P. Green's Proxy Statement for the 1996 Annual Meeting of Stockholders.

         10(n) Asset Acquisition Agreement dated December 27, 1996 by and among APG Lime Corp., Eastern Ridge Lime L.P. and Eastern Ridge Lime, Inc. is incorporated herein by reference to
                   Exhibit 2.1 of A. P. Green's Current Report on Form 8-K dated January 13, 1997.

         13        A. P. Green's 1996 Annual Report to Stockholders.

         21        Subsidiaries of A. P. Green

         23        Consent of KPMG Peat Marwick LLP

         27        Financial Data Schedule as of December 31, 1996.

(b)      Reports on Form 8-K.

         No reports on form 8-K were filed during the quarter ended December 31, 1996.

(c)      See Item 14(a) above.

(d)      See Item 14(a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            A. P. GREEN INDUSTRIES, INC.
                                            ----------------------------
                                                       Registrant


Dated:  March 25, 1997                      By:/s/Michael B. Cooney
                                               ---------------------------------
                                               Michael B. Cooney, Senior Vice
                                               President, Law/Administration and
                                               Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                            Title                          Date
---------                            -----                          ----

/s/Paul F. Hummer           Chairman of the Board,             March 25, 1997
--------------------        President, Chief Executive
Paul F. Hummer              Officer and Director
                            (Principal Executive Officer)

/s/Gary L. Roberts          Vice President, Chief Financial    March 25, 1997
--------------------        Officer and Treasurer
Gary L. Roberts             (Principal Financial and
                            Accounting Officer)


/s/Donald E. Lasater        Director                           March 25, 1997
--------------------
Donald E. Lasater


/s/P. J. O'Bryan            Director                           March 25, 1997
--------------------
P. J. O'Bryan



/s/Daniel R. Toll           Director                           March 25, 1997
--------------------
Daniel R. Toll



/s/William F. Morrison      Director                           March 25, 1997
----------------------
William F. Morrison

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
A. P. Green Industries, Inc.:




Under date of February 10, 1997, we reported on the consolidated statements of financial position of A. P. Green Industries, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. As discussed in note 5 of notes to consolidated financial statements, the Company changed its method of accounting for postemployment benefits in 1994. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/   KPMG PEAT MARWICK LLP




St. Louis, Missouri
February 10, 1997

                                   SCHEDULE II




                          A. P. GREEN INDUSTRIES, INC.
                            SUPPLEMENTAL INFORMATION
                        VALUATION AND QUALIFYING ACCOUNTS



An analysis of doubtful accounts for 1994, 1995 and 1996 is as follows:


                                                                Doubtful
                                                                Accounts
                                                                --------

                                                         (Dollars In Thousands)

Balance, December 31, 1993                                       $1,198
Additions in 1994 -
  Current Year Provision                                            373
  Acquisition of General Refractories                             1,088
Less - Receivables written off, net                                (667)
                                                                 ------


Balance December 31, 1994                                         1,992
Additions in 1995-
  Current year provision                                            120
  Acquisitions                                                      247
Less - Receivables written off, net                                (429)
                                                                 ------


Balance, December 31, 1995                                        1,930
Additions in 1996 -
   Current year provision                                           740
Less - Receivables written off, net                                (969)
                                                                 ------
Balance, December 31, 1996                                       $1,701
                                                                 ======