Form 10-Q
period 1997-03-31
GREEN A P INDUSTRIES INC
filed 1997-05-14
CIK 826619

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 ---------------


For the quarter ended March 31, 1997                 Commission File No. 0-16452
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of May 14, 1997, 8,026,158 shares of Common Stock, $1 par value, were outstanding.

A. P. GREEN INDUSTRIES, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

                                                        March 31,   December 31,
                                                          1997          1996
                                                        ---------   ------------
(Dollars in thousands, except per share data)

ASSETS

  Current Assets
    Cash and cash equivalents                           $  3,323     $  9,477
    Receivables (net of allowances -
      1997, $1,782;  1996, $1,701)                        42,947       42,084
    Reimbursement due on paid asbestos claims                678        3,898
    Inventories                                           56,312       53,674
    Deferred income tax asset                              2,850        3,374
    Other                                                  6,941        7,030
                                                         -------      -------
      Total current assets                               113,051      119,537

  Property, plant and equipment, net                     106,844      107,394
  Projected insurance recovery on asbestos claims        118,343      110,374
  Pension assets                                           9,061        9,044
  Intangible assets, net                                   4,078        4,132
  Other assets                                             4,589        4,648
                                                         -------      -------
Total assets                                            $355,966     $355,129
                                                         =======      =======


LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                                    $ 21,158     $ 20,408
    Accrued expenses
      Payrolls                                             5,599        6,267
      Taxes other than on income                           1,591        1,860
      Insurance reserves                                   3,472        3,574
      Other                                                6,369        6,528
    Current maturities of long-term debt                   4,145        4,168
    Income taxes                                           1,126        1,191
                                                         -------      -------
      Total current liabilities                           43,460       43,996

  Deferred income taxes                                    9,459       10,228
  Long-term non-pension benefits                          16,832       16,583
  Long-term pensions                                      12,726       12,449
  Long-term debt                                          34,736       40,109
  Projected asbestos claims                              118,343      111,966
                                                         -------      -------
      Total liabilities                                  235,556      235,331
                                                         -------      -------
  Minority Interests                                       1,810        1,414

  Stockholders' Equity
    Preferred stock - $1 par value;
      authorized:  2,000,000 shares;
      issued and outstanding:  none                           --           --
    Common stock - $1 par value;
      authorized: 10,000,000 shares;
      issued:  8,978,792 in 1997
      and 8,975,442 in 1996                                8,979        8,975
    Additional paid-in capital                            68,335       68,309
    Retained earnings                                     61,648       61,151
    Less: Deferred foreign currency translation           (3,186)      (2,875)
          Treasury stock of 953,934 shares in 1997
             and 1996, at cost                            (9,498)      (9,498)
          Note receivable-ESOT                            (6,941)      (6,941)
          Minimum pension liability adjustment,
             net of tax                                     (737)        (737)
                                                         -------      -------
      Total stockholders' equity                         118,600      118,384
                                                         -------      -------
Total liabilities and stockholders' equity              $355,966     $355,129
                                                         =======      =======

See accompanying notes to consolidated financial statements.

A. P. GREEN INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)




                                                           Three months ended
                                                                March 31,
                                                        ------------------------
(Dollars in thousands, except per share data)               1997         1996
                                                        ------------------------

Net sales                                               $   64,816   $   64,234

Cost of sales                                               54,014       52,879
                                                         ---------    ---------
     Gross profit                                           10,802       11,355

Expenses and other income

    Selling & administrative expenses                        9,222        8,869

    Interest expense                                           834          786

    Interest income                                           (247)        (322)

    Minority interest in income (loss) of partnership            4          (33)

    Other income, net                                          (66)        (142)
                                                          ---------    ---------
       Earnings before income taxes                          1,055        2,197

Income tax expense                                             358          786

Equity in net income of affiliates                             (15)        (180)

Minority interest in loss of consolidated subsidiaries         (99)        (140)
                                                         ---------    ---------
Net earnings                                            $      811   $    1,731
                                                         =========    =========
Net earnings per common share                           $     0.10   $     0.22
                                                         =========    =========
Weighted average number of common shares                 8,023,220    8,077,442
                                                         =========    =========
Dividends per common share                              $     0.04   $    0.035
                                                         =========    =========

See accompanying notes to consolidated financial statements.

A. P. GREEN INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                    Three months ended March 31,
                                                    ----------------------------
(Dollars in thousands)                                     1997         1996
                                                    ----------------------------
Cash flows from operating activities

  Net earnings                                           $   811      $ 1,731

  Adjustments for items not requiring (providing) cash
    Depreciation, depletion and amortization               2,999        2,592
    Stock compensation to directors                           29           28
    Provision for losses on accounts receivable              195          148
    Loss (gain) on sale of assets                            (58)          36
    Equity in earnings of affiliates,
      net of dividends received                              (15)        (180)
    Minority interest in losses of consolidated
      subsidiaries and partnership                           (95)        (173)

  Decrease (increase) in assets
    Trade receivables                                     (1,058)        (500)
    Asbestos claim and fee reimbursements received         5,236        4,913
    Inventories                                           (2,639)      (2,418)
    Receivable and prepaid taxes                              45          355
    Other current assets                                      (6)        (601)

  Increase (decrease) in liabilities
    Accounts payable and accrued expenses                   (447)      (3,306)
    Asbestos claims paid                                  (3,607)      (4,371)
    Pensions                                                 277          118
    Income taxes                                             (65)         316
    Deferred income taxes                                   (246)         146
    Long-term non-pension benefits                           249          342
                                                          ------       ------
  Net cash provided by (used in) operating activities      1,605         (824)
                                                          ------       ------
Cash flows from investing activities

  Capital expenditures                                    (1,589)      (3,264)
  Increase in other long-term assets                         (24)        (272)
  Decrease (increase) in pension assets                      (17)          99
  Proceeds from sales of assets                              106           26
                                                          ------       ------
  Net cash used in investing activities                   (1,524)      (3,411)
                                                          ------       ------
Cash flows from financing activities

  Repayments of debt                                      (6,100)         (63)
  Proceeds from borrowings                                    --           75
  Dividends paid                                            (321)        (283)
  Capital contributions from minority partner                490           --
  Tax benefit on dividends paid to ESOT                        7            7
                                                          ------       ------
  Net cash used in financing activities                   (5,924)        (264)
                                                          ------       ------
Effect of exchange rate changes                             (311)        (308)
                                                          ------       ------
Net decrease in cash and cash equivalents                 (6,154)      (4,807)

Cash and cash equivalents at beginning of year             9,477        9,284
                                                          ------       ------
Cash and cash equivalents at end of period               $ 3,323      $ 4,477
                                                          ======       ======

See accompanying notes to consolidated financial statements.

A. P. GREEN INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       MANAGEMENT'S COMMENTS REGARDING ADJUSTMENTS AND RESULTS OF
         ----------------------------------------------------------
         OPERATIONS
         ----------

         In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal and recurring nature necessary for a fair presentation of the financial position and results of operations for the periods presented. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results for the quarter ended March 31, 1997 are not necessarily indicative of the results which may occur for the full year. All per share amounts have been restated to reflect the two-for-one stock split effective September 20, 1996. Certain prior year amounts have been reclassified to conform to the 1997 presentation.

2.       RESERVES FOR PLANT CLOSINGS
         ---------------------------

         The Company has reserves for estimated exit costs and termination benefits in connection with the shutdown of certain facilities in the U.S. and Canada. Three of the plants acquired in the acquisition of the refractories business of General Refractories Company and its affiliated companies ("General") were closed during 1994, a $3.6 million reserve for which was established at the time of acquisition and included on the opening balance sheet. During 1995 this reserve was increased by approximately $330,000, primarily to revise estimates of employee termination benefits resulting from the sale of these facilities taking longer than anticipated. A $380,000 reserve was also established during 1995 for the closing of the Weston, Ontario plant. Substantially all employees at these facilities (approximately 210 in total) have been terminated and approximately $3.2 million of termination benefits and plant closing costs have been charged against the reserves to date. The U.S. facilities are held for sale at their estimated net realizable value.

3.       INVENTORIES
         -----------

                                             March 31, 1997  December 31, 1996
                                             --------------  -----------------

         Finished goods & work-in-process
           Valued at LIFO:
             FIFO cost                          $ 33,979          $ 31,278
             Less LIFO reserve                   (14,472)          (14,907)
                                                 -------           -------

                  LIFO cost                       19,507            16,371
         Valued at FIFO                           13,223            13,225
                                                 -------           -------

         TOTAL                                    32,730            29,596
                                                 -------           -------

         Raw materials and supplies
           Valued at LIFO:
             FIFO cost                            17,116            17,702
             Less LIFO reserve                    (6,275)           (6,129)
                                                 -------           -------

               LIFO cost                          10,841            11,573
           Valued at FIFO                         12,741            12,505
                                                 -------           -------

             TOTAL                                23,582            24,078
                                                 -------           -------

                                                $ 56,312          $ 53,674
                                                 =======           =======

4.       LITIGATION
         ----------

         Asbestos-related claims - Personal Injury
         -----------------------------------------

         A. P. Green is among numerous defendants in lawsuits pending as of March 31, 1997 that seek to recover compensatory and, in many cases, punitive damages for personal injury allegedly resulting from exposure to asbestos-containing products.

         A. P. Green is a member of the Center for Claims Resolution (the Center), an organization of twenty companies (Members) who were formerly distributors or manufacturers of asbestos-containing products. The Center administers, evaluates, settles, pays and defends all of the asbestos-related personal injury lawsuits involving its Members. Under the terms of the Center Agreement, each Member's portion of the liability payments and defense costs are based upon, among other things, the numbers and types of claims brought against it.

         Claims activity for the Company for each of the years ended December 31, 1996, 1995 and 1994, based upon information provided by the Center, was as follows:
         -----------------------------------------------------------------------
                                                   1996       1995       1994
         -----------------------------------------------------------------------

         Claims pending at January 1              48,367     50,920     52,122
         Claims filed                             29,702     12,560     14,836
         Cases settled, dismissed or
            otherwise resolved                   (19,184)   (15,113)   (16,038)
                                                  ------     ------     ------

            Claims pending at December 31         58,885     48,367     50,920
                                                  ======     ======     ======

         Average  settlement  amount
            per claim(1)                        $  1,582   $  1,778    $ 1,816
         =======================================================================
         (1) Substantially all settlements are covered by the Company's insurance program.

         On January 15, 1993, the Members were named as defendants in a class action lawsuit brought on behalf of all persons who have been occupationally exposed to asbestos-containing products of the Members and who had not yet asserted claims for such exposure (the Class) pursuant to Federal Rule of Civil Procedure 23(b)(3) in the Federal District Court for the Eastern District of Pennsylvania. At the same time, a settlement (the Settlement) between the Members and the Class was filed with the court. Under the terms of the Settlement, the Members have agreed to pay compensation to any member of the Class who has, according to objective medical criteria, physical impairment as a result of such exposure. Different levels of compensation will be paid depending on the type and degree of physical impairment. No punitive damages will be paid. The Settlement provides, among other things, for a cap on the number of claims to be processed each year through 2004 and a range of settlement values for each disease category. Settlement values are based on historical average payments by the Center for similar cases. Each Member will be responsible for its percentage share of each claim payment (no joint and several liability), such shares having been previously established. A five-week hearing was held to determine the fairness of the Settlement. At the end of the hearing, the court ruled that the Settlement was fair and enjoined Class members from filing lawsuits in the tort system against the Members. The Center has been processing and settling claims filed by Class members pursuant to the Settlement since 1994. The ruling by the Eastern District Court of Pennsylvania was appealed by certain objectors. The Third Circuit Court of Appeals reversed the lower court, ruling that the Class should be decertified. The Class members and settling plaintiffs applied for a writ of certiorari to the U. S. Supreme Court which was granted. Oral arguments were heard in February 1997, but no decision has been rendered to date.

         In a third-party action filed simultaneously with the class action (and in parallel Alternate Dispute Resolution proceedings), the Members have asked for a declaratory judgment against their respective insurers that such insurers cannot use the Settlement as a defense to their payment under applicable policies of insurance. The Settlement is expressly contingent upon such declaratory relief. In addition, some Members, including A. P. Green, have asked for a declaratory judgment against their insurers with whom they have not reached coverage resolutions. No decision has been rendered at this date with respect to these issues. However, in December 1996 A. P. Green and the E. J. Bartells Company (Bartells), a former subsidiary, reached a comprehensive settlement with all but one of their insurance carriers. Under the terms of that settlement agreement, the carriers have agreed to pay (subject to applicable policy limits), on behalf of the insureds, their liabilities arising out of asbestos personal injury claims. A. P. Green will maintain its coverage litigation against the non-settling carrier in the event that agreement cannot be reached with it.

         Under the assumption that it receives the necessary court approvals, the Settlement has provided the Company with a basis for estimating its potential liability and related insurance recovery associated with asbestos cases. The Company has reviewed its insurance policies, historical settlement amounts, the number of pending cases and the projected number of claims to be filed pursuant to the Settlement and the Company's share of amounts to be paid thereunder. The Company has also reviewed its contractual liability for the payment of deductibles under certain insurance policies insuring Bartells against asbestos-related personal injury claims, such policies having been issued when Bartells was owned by A. P. Green. The Company has also reviewed the terms of the settlement agreement with its insurance carriers. Based upon such reviews, the Company has projected its liability for such cases and claims through 2004 to be approximately $118.3 million and $112.0 million at March 31, 1997 and December 31, 1996, respectively, with offsetting projected insurance reimbursements of approximately $118.3 million and $110.4 million, respectively.

         While management understands the inherent uncertainty in litigation of this type and the possibility that past costs may not be indicative of future costs, management does not believe that these claims and cases will have any additional material adverse effect on the Company's consolidated financial position or results of operations. Management anticipates the Company's payments for these claims will occur over at least seven years and can be made from normal operating cash sources.

         In addition to asbestos-related personal injury claims asserted against
         A. P. Green, a number of similar claims have been asserted against Bigelow-Liptak Corporation (now known as A. P. Green Services, Inc.), a subsidiary of the Company. These claims have been and are currently being handled by such subsidiary's insurance carriers. Except for deductible amounts or retentions provided under insurance policies, no claim for reimbursement of defense or indemnity payments has been made against the Company or such subsidiary by any such carriers.

         Asbestos-Related Claims-Property Damage
         ---------------------------------------

         A. P. Green is among numerous defendants in a property damage class action suit pending in South Carolina. A. P. Green previously has been dismissed from a number of property damage cases and believes that it should be dismissed from the South Carolina case based on the end uses of its products. A similar suit pending in the State of Oregon involves a former wholly owned subsidiary of the Company and is being defended by the Company's insurance carrier. Based upon the Company's history in these asbestos-related property damage claims, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

         There was no assumption by the Company of asbestos-related liability, either personal injury or property damage, in connection with the August 1994 General acquisition.

         Environmental
         -------------

         The EPA or private parties have named the Company or one of its subsidiaries as a potentially responsible party in connection with two superfund sites in the United States. The Company is a de minimis party with respect to one of the sites and expects to arrive at a settlement agreement and consent decree with respect to it for an amount of not more than $10,000. With respect to the second, involving a wholly owned subsidiary of the Company, there does not appear to be any evidence of delivery to the site of hazardous material by the subsidiary. An estimate has been made of the costs to be incurred in these matters and the Company has recorded a reserve respecting those costs.

         Other
         -----

         From time to time, A. P. Green is subject to claims and other lawsuits that arise in the ordinary course of business, some of which may seek damages in substantial amounts, including punitive or extraordinary damages. Reserves for these claims and lawsuits are recorded to the extent that losses are deemed probable and are estimable. In the opinion of management, the disposition of all current claims and lawsuits will not have a material adverse effect on the consolidated financial position or results of operations of A. P. Green.

A. P. GREEN INDUSTRIES, INC.

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
              OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
---------------------

         Total sales increased 0.9% to $64.8 million for the three months ended March 31, 1997 from $64.2 million for the comparable 1996 three-month period. Gross profit declined 4.9% to $10.8 million from $11.4 million for the comparable periods. The impact from the December 31, 1996 acquisition of Eastern Ridge Lime in Ripplemead, Virginia was to increase sales by $2.1 million and gross profit by $424,000.

         Refractory Products and Services
         --------------------------------

         Refractory products and services sales declined 1.6% to $53.5 million for the three-month period ended March 31, 1997 from $54.4 million for the three-month period ended March 31, 1996. United States refractory sales declined 4.4% to $45.5 million from $47.6 million for the comparable three-month periods. The majority of this decline was due to lower sales of silica products from the Lehi, Utah plant, which were high in 1996 due to capital projects at several glass and coke oven customers. Declines in brick, specialties and ceramic fiber volumes were partially offset by increases in precast shapes and INTOGREEN Co. and Lanxide ThermoComposites, Inc. (LTI) products for a net volume decline of 2.5%. Prices for INTOGREEN and LTI products and specialties prices increased, while prices on all other U.S. refractory product lines declined for an average price decline of 0.5% for the comparable quarters. U.S. export sales declined 28.4% to $4.4 million from $6.2 million, primarily due to reduced sales to South America and the Middle East. Reduced export sales from the U.S. to Mexico, the Caribbean and Europe were offset with increased sales by the Company's subsidiaries in those regions.

         Sales of the Canadian subsidiary declined 2.0% to $5.4 million for the three months ended March 31, 1997 from $5.5 million for the comparable 1996 period. Decreases in brick and specialties volumes were partially offset by increases in ceramic fiber, crucible and precast shape volumes, resulting in an overall volume decline of 4.1%. Prices increased across all product lines with the exception of precast shapes resulting in an overall price increase of 5.2%.

         The first quarter of 1996 included costs related to the final shutdown of the Weston, Ontario plant, which was sold in December 1995, and relocation of the related inventory and equipment. Elimination of those costs resulted in a 7.0% improvement in Canadian gross profit in the first quarter of 1997. As a result of the gross profit improvement, the

         Canadian pre-tax loss declined to $74,000 from $181,000 for the first quarters of 1997 and 1996, respectively.

         Sales in the United Kingdom increased 5.5% to $2.2 million for the three months ended March 31, 1997 from $2.1 million for the comparable 1996 quarter. A decline in gross profit, primarily due to increased material costs, more than offset the sales increase, resulting in a pre-tax loss of $31,000 in the first quarter of 1997 compared to pre-tax earnings of $74,000 in the comparable 1996 period.

         Sales at A. P. Green de Mexico for the first quarter of 1997 increased 53.0% to $2.4 million from $1.6 million for the comparable 1996 period. Increased material and freight costs reduced the gross profit percentage from 31.0% to 22.4%, resulting in a reduction in pre-tax earnings to $218,000 from $227,000.

         Sales at PT AP Green Indonesia were $118,000, with a pre-tax loss of $238,000 due to start-up costs and relatively high fixed costs at the low initial volume level. This operation is expected to be profitable by the end of 1997. The Indonesian operation incurred a pre-tax loss of $11,000 during the first quarter of 1996.

         Refractory cost of sales as a percentage of sales increased to 83.9% from 83.1% for the three months ended March 31, 1997 and 1996, respectively. This increase was primarily due to unusually high natural gas prices during the first quarter of 1997 and reduced production at the Mexico, Missouri plant as new mixing and batching equipment was installed in January. Partially offsetting these increased costs were lower equipment repair and maintenance and group health insurance costs.

         Refractory operating profits declined 37.0% to $1.9 million from $3.1 million in 1997 and 1996, respectively. In addition to the reduction in gross profit, increased research expenditures, primarily at LTI, and increased selling and administrative costs at INTOGREEN, LTI and PT AP Green Indonesia contributed to the reduction in operating profit. Results from these subsidiaries should improve as they progress beyond the start-up phase of operations.

         Industrial Lime
         ---------------

         Industrial lime sales increased 10.4% to $11.4 million for the first quarter of 1997, including $2.1 million from the newly acquired plant in Ripplemead, Virginia, from $9.9 million for the first quarter of 1996. Volumes at the New Braunfels, Texas plant decreased an average of 3.0%, with declines in road stabilization and building lime partially offset with increased volume of industrial lime. Pricing was flat at New Braunfels for the comparable quarters, with slight increases in industrial and road stabilization prices offset by lower prices for building lime and lime by-products. At the Kimballton, Virginia plant, declines in quicklime and hydrate volumes was partially offset by an improvement in Cal-Dol volume for an overall decline of 6.8%. Average selling prices declined slightly across all product lines at Kimballton for the first quarter of 1997 compared to the 1996 period.

         Industrial lime gross profit was $2.2 million for both periods, with the gross profit percentage declining to 19.1% of sales in 1997 from 21.8% of sales in 1996. The decline in gross profit percentage was due to increased purchased material costs at both the Kimballton and New Braunfels plants and increased power and processing fuel costs at Kimballton, partially offset by reduced fuel costs at New Braunfels. Also contributing to the decline in gross profit percentage were the relatively high operating costs and depreciation related to the newly acquired Ripplemead plant. Significant improvements have been made at this facility, which generated a small net profit in the first quarter, and the impact of these improvements, coupled with increased synergies with the Kimballton plant, should result in improved gross profit percentages in future periods. Operating profit was also flat at $1.8 million for the comparable periods.

         Expenses and Other Income
         -------------------------

         Selling and administrative expenses increased 4.0% to $9.2 million for the three-month period ended March 31, 1997 from $8.9 million for the comparable 1996 period. The increase was primarily due to LTI, INTOGREEN and PT AP Green Indonesia as noted above, partially offset by reduced management incentive expenses.

         Interest expense increased 6.1% to $834,000 in 1997 from $786,000 in 1996 due to interest associated with borrowings against the Company's line of credit. Daily average bank line borrowings were approximately $4.2 million during the first quarter of 1997, primarily due to funds borrowed in December 1996 related to the Eastern Ridge Lime acquisition, while there were no bank line borrowings during the first quarter of 1996. Interest income for the first quarter of 1997 was $247,000 compared to $322,000 for the first quarter of 1996. The reduction was due primarily to reduced funds available for investing.

         Other income decreased 53.3% to $66,000 for the three months ended March 31, 1997 from $142,000 for the comparable 1996 period, primarily due to currency conversion losses on U.S. dollar denominated accounts at the Canadian subsidiary during 1997 compared to a small gain in 1996, partially offset by increased royalty income.

         The Company and its Canadian and U.K. subsidiaries typically transact business in their own currencies and accordingly are not subject to significant transaction gains and losses. A. P. Green de Mexico and PT AP Green Indonesia transact a significant portion of their business in U.S. dollars and, as such, use the dollar as their functional currency. This results in currency conversion gains and losses on Mexican peso and Indonesian rupiah transactions, A. P. Green's portion of which was not significant to the consolidated results.

         Equity in Net Income of Affiliates
         ----------------------------------

         The Company's share of income from its two Colombian affiliates was $15,000 in the first quarter of 1997 compared to $180,000 for the first quarter of 1996. The reduction was due to a recession in the Colombian construction industry, political uncertainty and a general decline in economic conditions in Colombia. Current projections indicate reduced income levels will continue in the near future.

         Accounting Standards Not Yet Implemented
         ----------------------------------------

         The Company is required to implement Statement of Financial Accounting Standards No. 128, "Earnings per Share", for the quarter and year ending December 31, 1997. The standard requires presentation of both basic and diluted earnings per share on the face of the consolidated statement of earnings, using the treasury stock method to calculate the net impact of dilutive securities. In addition, a reconciliation of both the numerator and denominator of the two calculations is required in the footnotes to the financial statements. Due to the relatively low number of exercisable stock options outstanding, implementation of the standard would not have changed earnings per share as reported herein.

                                INDUSTRY SEGMENTS
                                 (In thousands)

                                           Three Months Ended March 31,
                                           ----------------------------
                                              1997               1996
                                           ----------------------------
NET SALES

Refractory products and services           $  53,497          $  54,380
Industrial lime                               11,429              9,892
Intersegment eliminations                       (110)               (38)
                                            --------           --------

                                           $  64,816          $  64,234
                                            ========           ========
GROSS PROFIT

Refractory products and services           $   8,623          $   9,203
Industrial lime                                2,179              2,152
                                            --------           --------

                                           $  10,802          $  11,355
                                            ========           ========
GROSS PROFIT PERCENTAGE

Refractory products and services                16.1%              16.9%
Industrial lime                                 19.1%              21.8%

                                                16.7%              17.7%
                                            ========           ========
OPERATING PROFIT

Refractory products and services           $   1,946          $   3,090
Industrial lime                                1,823              1,835
                                            --------           --------

                                               3,769              4,925
                                            --------           --------
OTHER CHARGES TO INCOME

General corporate expenses, net                2,127              2,264
Interest expense                                 834                786
Interest income                                 (247)              (322)
                                            --------           --------

  Total other charges                          2,714              2,728
                                            --------           --------

EARNINGS BEFORE INCOME TAXES               $   1,055          $   2,197
                                            ========           ========

IDENTIFIABLE ASSETS (AT PERIOD END)

Refractory products and services           $ 296,729          $ 311,004
Industrial lime                               59,021             47,523
Corporate                                        216              7,775
                                            --------           --------

                                           $ 355,966          $ 366,302
                                            ========           ========

                                           Three Months Ended March 31,
                                           ----------------------------
                                              1997               1996
                                           ----------------------------
DEPRECIATION, DEPLETION AND AMORTIZATION

Refractory products and services           $   1,728          $   1,637
Industrial lime                                1,074                692
Corporate                                        197                263
                                            --------           --------

                                           $   2,999          $   2,592
                                            ========           ========

CAPITAL EXPENDITURES

Refractory products and services           $   1,099          $   2,637
Industrial lime                                  347                481
Corporate                                        143                146
                                            --------           --------

                                           $   1,589          $   3,264
                                            ========           ========



                               GEOGRAPHIC SEGMENTS
                                 (In thousands)

                                           Three Months Ended March 31,
                                           ----------------------------
                                              1997               1996
                                           ----------------------------
NET SALES

United States                              $  56,939          $  57,489
Canada                                         5,375              5,487
United Kingdom                                 2,210              2,094
Mexico                                         2,404              1,571
Far East                                         118                 --
Intersegment transfers (primarily U.S.)       (2,230)            (2,407)
                                            --------           --------

                                           $  64,816          $  64,234
                                            ========           ========
EARNINGS (LOSS) BEFORE INCOME TAXES

United States                              $   1,180          $   2,088
Canada                                           (74)              (181)
United Kingdom                                   (31)                74
Mexico                                           218                227
Far East                                        (238)               (11)
                                            --------           --------
                                           $   1,055          $   2,197
                                            ========           ========

                                           Three Months Ended March 31,
                                           ----------------------------
                                              1997               1996
                                           ----------------------------

IDENTIFIABLE ASSETS (AT PERIOD END)

United States                              $ 313,587          $ 328,946
Canada                                        16,961             17,283
United Kingdom                                 4,694              4,278
Mexico                                         6,949              5,043
Far East                                       7,346              2,976
Corporate                                      6,429              7,776
                                            --------           --------

                                           $ 355,966          $ 366,302
                                            ========           ========





                              PRICE/VOLUME SUMMARY
                            1997 AS COMPARED TO 1996
                           PERCENT INCREASE (DECREASE)

                                                             Three
                                                             Months
                                                             Ended
                                                             -----
U.S. REFRACTORY PRODUCTS SALES

  Volume                                                     (2.5)%

  Price                                                      (0.5)

INDUSTRIAL LIME SALES
   (excluding impact of Eastern Ridge acquisition)

  Volume                                                     (5.2)

  Price                                                      (0.1)

FINANCIAL CONDITION
-------------------

The Company continues to maintain a strong balance sheet.

                               Summary Information
                             (Dollars in thousands)

                                      March 31,
                               ----------------------    December 31,
                                 1997          1996          1996
                               --------      --------      --------

Working capital                $ 69,591      $ 79,426      $ 75,541

Current ratio                     2.6:1         3.0:1         2.7:1

Total assets                   $355,966      $366,302      $355,129

Current maturities of
 long-term debt                   4,145         2,742         4,168

Long-term debt                   34,736        34,360        40,109

Stockholders' equity           $118,600      $115,174      $118,384

Debt to total
 capitalization(1)                 24.7%         24.4%         27.2%

         (1) Calculated as total Debt (long-term debt including current maturities) divided by total stockholders' equity plus total Debt.

         Working capital declined $6.0 million from December 31, 1996 to March 31, 1997 as cash was used to repay borrowings against the U.S. long-term line of credit. The ratio of current assets to current liabilities decreased to 2.6 to 1 from 2.7 to 1 during the same period. As compared to March 31, 1996 working capital was down $9.8 million, primarily due to a $4.1 million increase in accounts payable and a $2.5 million reduction in reimbursement due on paid asbestos claims. Both of these changes, as well as the $3.2 million reduction in reimbursement due on paid asbestos claims since December 31, 1996, relate to asbestos claim settlements with and reimbursements from the Company's insurance carriers and the Center.

         Also contributing to the reduction in working capital since March 31, 1996 were a $1.6 million reduction in accounts receivable due to improved collections and a $1.7 million planned reduction in refractory finished goods inventories. In addition, current maturities of long-term debt increased $1.4 million, primarily due to reclassification from long-term debt of the final payment on an industrial development revenue bond at the Bessemer, Alabama plant which matures in December 1997.

         Projected insurance recovery on asbestos claims increased $8.0 million while projected asbestos claims increased $6.4 million, both as a result of revised estimates based upon information provided by the Center, net of payments received from insurance carriers during the quarter. The net projected asbestos liability included in the Company's consolidated statement of financial position has been reduced to zero as of March 31, 1997 as a result of final settlements with the Company's insurance carriers. Future payments of asbestos claims will be made directly to the Center by insurance carriers.

         Long-term debt decreased $5.3 million from December 31, 1996 to March 31, 1997 due to $6.0 million in repayments against the U.S. long-term line of credit. These repayments were partially offset by a $700,000 ten-year capital lease on a warehouse in Houston, Texas, which bears an interest rate of 10.9% and expires December 1, 2006.

         Capital expenditures for the first quarter of 1997 totaled $1.6 million compared to $3.3 million during the first quarter of 1996, with capital expenditures for the refractories business decreasing approximately $1.5 million. This reduction was primarily due to completion of both the new plant in Indonesia and the expansion of the Smithville, Ontario plant during 1996.

         Subsequent Event
         ----------------

         In May 1997, the Company's $30.0 million U.S. long-term line of credit was extended to May 2, 1999. At the same time, certain restrictive covenants associated with the Company's U.S. long-term line of credit and the unsecured notes payable were amended effective January 1, 1997 to terms more favorable to the Company. Approximately $2.7 million of this line of credit was being utilized at March 31, 1997 for outstanding letters of credit and $3.0 million in borrowings remained outstanding, leaving an available balance of approximately $24.3 million.

A. P. GREEN INDUSTRIES, INC.

PART II.  OTHER INFORMATION



Item 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

         (a)      Exhibits:

                  Exhibit No.

                  27 Financial Data Schedule as of and for the Three Months Ended March 31, 1997

         (b) Reports on Form 8-K: On January 13, 1997 the Company filed Form 8-K to report, under Item 2, the acquisition of substantially all of the assets and assumption of certain liabilities of the operations of Eastern Ridge Lime, L.P. ("Eastern Ridge"). Pursuant to Item 7(a)(4) of Form 8-K, on March 17, 1997 the Company filed Form 8-K/A to include, under
                  Item 7, the following historical and pro forma financial statements:

                  (a) Historical Financial Statements of Eastern Ridge

                  Balance sheets, statements of operations, statements of cash flows and statements of partnership equity (deficit), notes thereto and independent auditors' report as of and for the years ended December 31, 1995 and 1994.

                  Unaudited balance sheet as of September 30, 1996 and unaudited statements of operations and statements of cash flows for the nine months ended September 30, 1996 and 1995.

                  (b) Pro Forma Financial Information

                  Pro forma combined statement of financial position and pro forma combined statement of earnings as of and for the nine-month period ended September 30, 1996 and pro forma combined statement of earnings for the year ended December 31, 1995, unaudited and with notes thereto.

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

                                     A. P. Green Industries, Inc.
                                              (Registrant)



                                     By:/s/ Gary L. Roberts
                                        --------------------------
                                            Gary L. Roberts

                                     Vice President, Chief Financial
                                     Officer and Treasurer


Date:  May 14, 1997
       ------------