Form 10-Q
period 1997-06-30
GREEN A P INDUSTRIES INC
filed 1997-08-14
CIK 826619

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 ---------------


For the quarter ended June 30, 1997               Commission File No. 0-16452
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of August 13, 1997, 8,059,056 shares of Common Stock, $1 par value, were outstanding.

A. P. GREEN INDUSTRIES, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

                                                        June 30,    December 31,
                                                          1997         1996
                                                        --------    ------------
(Dollars in thousands, except per share data)

ASSETS

  Current Assets
    Cash and cash equivalents                           $  6,129     $  9,477
    Receivables (net of allowances -
      1997, $1,732;  1996, $1,701)                        43,865       42,084
    Reimbursement due on paid asbestos claims                --         3,898
    Inventories                                           55,217       53,674
    Deferred income tax asset                              2,685        3,374
    Other                                                  7,619        7,030
                                                         -------      -------
      Total current assets                               115,515      119,537

  Property, plant and equipment, net                     106,386      107,394
  Projected insurance recovery on asbestos claims        108,437      110,374
  Pension assets                                           9,106        9,044
  Intangible assets, net                                   4,601        4,132
  Other assets                                             4,363        4,648
                                                         -------      -------
Total assets                                            $348,408     $355,129
                                                         =======      =======


LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                                    $ 16,798     $ 20,408
    Accrued expenses
      Payrolls                                             6,121        6,267
      Taxes other than on income                           1,934        1,860
      Insurance reserves                                   4,103        3,574
      Other                                                6,942        6,528
    Current maturities of long-term debt                   4,120        4,168
    Income taxes                                           1,183        1,191
                                                         -------      -------
      Total current liabilities                           41,201       43,996

  Deferred income taxes                                    8,533       10,228
  Long-term non-pension benefits                          17,258       16,583
  Long-term pensions                                      12,652       12,449
  Long-term debt                                          37,710       40,109
  Projected asbestos claims                              108,437      111,966
                                                         -------      -------
      Total liabilities                                  225,791      235,331
                                                         -------      -------
  Minority Interests                                       1,666        1,414

  Stockholders' Equity
    Preferred stock - $1 par value;
      authorized:  2,000,000 shares;
      issued and outstanding:  none                          --           --
    Common stock - $1 par value;
      authorized: 10,000,000 shares;
      issued:  8,980,092 in 1997
      and 8,975,442 in 1996                                8,980        8,975
    Additional paid-in capital                            68,334       68,309
    Retained earnings                                     63,985       61,151
    Less: Deferred foreign currency translation           (3,172)      (2,875)
          Treasury stock of 953,934 shares in
            1997 and 1996, at cost                        (9,498)      (9,498)
          Note receivable - ESOT                          (6,941)      (6,941)
          Minimum pension liability adjustment,
            net of tax                                      (737)        (737)
                                                         -------      -------
      Total stockholders' equity                         120,951      118,384
                                                         -------      -------
Total liabilities and stockholders' equity              $348,408     $355,129
                                                         =======      =======
    See accompanying notes to consolidated financial statements.

A. P. GREEN INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)




                                                    Three months ended June 30,
                                                    ---------------------------
(Dollars in thousands, except per share data)             1997         1996
                                                       ---------    ---------

Net sales                                             $   71,853   $   69,538

Cost of sales                                             58,239       55,913
                                                       ---------    ---------
     Gross profit                                         13,614       13,625

Expenses and other income

    Selling & administrative expenses                      9,176        9,211

    Interest expense                                         812          791

    Interest income                                         (251)        (285)

    Minority interest in loss of partnership                 (89)          (7)

    Other income, net                                        (50)        (125)
                                                       ---------    ---------
       Earnings before income taxes                        4,016        4,040

Income tax expense                                         1,435        1,588

Equity in net income of affiliates                           (15)        (199)

Minority interest in loss of consolidated subsidiaries       (55)        (186)
                                                       ---------    ---------
Net earnings                                          $    2,651   $    2,837
                                                       =========    =========
Net earnings per common share                         $     0.33   $     0.36
                                                       =========    =========
Weighted average number of common shares               8,025,629    8,030,739
                                                       =========    =========
Dividends per common share                            $    0.040   $    0.035
                                                       =========    =========

See accompanying notes to consolidated financial statements.

A. P. GREEN INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)




                                                      Six months ended June 30,
                                                      -------------------------
(Dollars in thousands, except per share data)             1997         1996
                                                       ---------    ---------

Net sales                                             $  136,669   $  133,772

Cost of sales                                            112,253      108,655
                                                       ---------    ---------
     Gross profit                                         24,416       25,117

Expenses and other income

    Selling & administrative expenses                     18,398       18,217

    Interest expense                                       1,646        1,577

    Interest income                                         (499)        (606)

    Minority interest in loss of partnership                 (85)         (41)

    Other income, net                                       (116)        (268)
                                                       ---------    ---------
       Earnings before income taxes                        5,072        6,238

Income tax expense                                         1,793        2,374

Equity in net income of affiliates                           (30)        (379)

Minority interest in loss of consolidated subsidiaries      (153)        (325)
                                                       ---------    ---------
     Net earnings                                     $    3,462   $    4,568
                                                       =========    =========
Net earnings per common share                         $     0.43   $     0.57
                                                       =========    =========
Weighted average number of common shares               8,024,431    8,054,090
                                                       =========    =========
Dividends per common share                            $     0.08   $     0.07
                                                       =========    =========

See accompanying notes to consolidated financial statements.

A. P. GREEN INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                      Six months ended June 30,
                                                      -------------------------
(Dollars in thousands)                                     1997         1996
                                                         -------       ------
Cash flows from operating activities

  Net earnings                                          $  3,462      $ 4,568

  Adjustments for items not requiring (providing) cash
    Depreciation, depletion and amortization               5,985        5,205
    Stock compensation to directors                           29           28
    Provision for losses on accounts receivable              363          333
    Loss (gain) on sale of assets                            (39)         110
    Equity in earnings of affiliates,
      net of dividends received                              (30)        (191)
    Minority interest in losses of consolidated
      subsidiaries and partnership                          (238)        (366)

  Decrease (increase) in assets
    Trade receivables                                     (2,144)      (4,234)
    Asbestos claim and fee reimbursements received        15,162        5,144
    Inventories                                           (1,543)         247
    Receivable and prepaid taxes                              45          336
    Other current assets                                    (761)        (806)

  Increase (decrease) in liabilities
    Accounts payable and accrued expenses                 (2,739)      (3,123)
    Asbestos claims paid                                 (12,855)      (4,968)
    Pensions                                                 203          (65)
    Income taxes                                              (9)         109
    Deferred income taxes                                 (1,006)        (234)
    Long-term non-pension benefits                           675          575
                                                         -------       ------
  Net cash provided by operating activities                4,560        2,668
                                                         -------       ------
Cash flows from investing activities

  Capital expenditures                                    (4,001)      (7,047)
  Increase in other long-term assets                        (467)        (204)
  Decrease (increase) in pension assets                      (62)          52
  Proceeds from sales of assets                              208           69
                                                         -------       ------
  Net cash used in investing activities                   (4,322)      (7,130)
                                                         -------       ------
Cash flows from financing activities

  Repayments of debt                                     (11,151)        (107)
  Proceeds from borrowings                                 8,000          225
  Dividends paid                                            (642)        (563)
  Capital contributions from minority partner                490          --
  Purchase of common stock for treasury                      --          (480)
  Tax benefit on dividends paid to ESOT                       14           14
                                                         -------       ------
  Net cash used in financing activities                   (3,289)        (911)
                                                         -------       ------
Effect of exchange rate changes                             (297)        (348)
                                                         -------       ------
Net decrease in cash and cash equivalents                 (3,348)      (5,721)
Cash and cash equivalents at beginning of year             9,477        9,284
                                                         -------       ------
Cash and cash equivalents at end of period              $  6,129      $ 3,563
                                                         =======       ======

See accompanying notes to consolidated financial statements.

A. P. GREEN INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       MANAGEMENT'S COMMENTS REGARDING ADJUSTMENTS AND RESULTS OF OPERATIONS
         ---------------------------------------------------------------------

         In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal and recurring nature necessary for a fair presentation of the financial position and results of operations for the periods presented. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results for the quarter and six-month period ended June 30, 1997 are not necessarily indicative of the results which may occur for the full year. All per share amounts have been restated to reflect the two-for-one stock split effective September 20, 1996. Certain prior year amounts have been reclassified to conform to the 1997 presentation.

2.       RESERVE FOR PLANT CLOSINGS
         --------------------------

         The Company has a reserve for estimated exit costs and termination benefits in connection with the shutdown of certain facilities in the U.S. and Canada. Three of the plants acquired in the acquisition of the refractories assets of General Refractories Company and its affiliated companies ("General") were closed during 1994, a $3.6 million reserve for which was established at the time of acquisition and included on the opening balance sheet. During 1995 the reserve was increased by approximately $700,000 due to the closing of the Weston, Ontario plant, which was sold in December 1995, and revised estimates of U.S. employee termination benefits resulting from the sale of these facilities taking longer than anticipated. Substantially all employees at these facilities have been terminated and approximately $3.2 million of termination benefits and plant closing costs have been charged against the reserve to date. The U.S. facilities are held for sale at their estimated net realizable value.

3.       INVENTORIES
         -----------

                                               June 30, 1997  December 31, 1996
                                               -------------  -----------------

         Finished goods & work-in-process
           Valued at LIFO:
             FIFO cost                           $ 32,721        $ 31,278
             Less LIFO reserve                    (14,272)        (14,907)
                                                  -------         -------

               LIFO cost                           18,449          16,371
           Valued at FIFO                          13,127          13,225
                                                  -------         -------
             TOTAL                                 31,576          29,596
                                                  -------         -------

         Raw materials and supplies
           Valued at LIFO:
             FIFO cost                             17,131          17,702
             Less LIFO reserve                     (6,012)         (6,129)
                                                  -------         -------
               LIFO cost                           11,119          11,573
           Valued at FIFO                          12,522          12,505
                                                  -------         -------
             TOTAL                                 23,641          24,078
                                                  -------         -------
                                                 $ 55,217        $ 53,674
                                                  =======         =======

4.       LITIGATION
         ----------

         Asbestos-related Claims - Personal Injury
         -----------------------------------------

         A. P. Green is among numerous defendants in lawsuits pending as of June 30, 1997 that seek to recover compensatory, and in many cases, punitive damages for personal injury allegedly resulting from exposure to asbestos-containing products.

         A. P. Green is a member of the Center for Claims Resolution (the Center), an organization of twenty companies (Members) who were formerly distributors or manufacturers of asbestos-containing products. The Center administers, evaluates, settles, pays and defends all of the asbestos-related personal injury lawsuits involving its Members. Under the terms of the Center Agreement, each Member's portion of the liability payments and defense costs are based upon, among other things, the number and type of claims brought against it. Claims activity for the Company for each of the years ended December 31, 1996, 1995 and 1994 was as follows:

                                                   1996        1995       1994
                                                 -------     -------    -------
         Claims pending at January 1              48,367      50,920     52,122
         Claims filed                             29,702      12,560     14,836
         Cases settled, dismissed or
           otherwise resolved                    (19,184)    (15,113)   (16,038)
                                                 -------     -------    -------
           Claims pending at December 31          58,885      48,367     50,920
                                                 =======     =======    =======

         Average settlement amount per claim(1)  $ 1,582     $ 1,778    $ 1,816

         (1) Substantially all settlements are covered by the Company's insurance program.

         On January 15, 1993, the Members were named as defendants in a class action lawsuit brought on behalf of all persons who have been occupationally exposed to asbestos-containing products of the Members and who have unasserted claims for such exposure (the Class) pursuant to Federal Rule of Civil Procedure 23(b)(3) in the Federal District Court for the Eastern District of Pennsylvania. At the same time, a settlement (the Settlement) between the Members and the Class was filed with the court. On June 25, 1997, after a favorable ruling in the Federal District Court for the Eastern District of Pennsylvania and a reversal of that ruling by the Third Circuit Court of Appeals, the United States Supreme Court upheld the ruling of the Third Circuit. The result of such ruling is that the class action lawsuit and the Settlement are of no effect.

         In December 1996, the Company and a former subsidiary, The E. J. Bartells Company, reached a comprehensive settlement agreement with all insurance carriers except one. Under the terms of this settlement agreement, such carriers have agreed to pay (subject to applicable policy limits) on behalf of the insureds, liabilities arising out of asbestos personal injury claims. The Company will pursue coverage litigation against the non-settling carrier.

         As the Settlement established a numerical cap on the number of claims that could be processed each year during the ten years of the Settlement and because the Settlement provided for a range of payments for different disease categories, it was possible to estimate the aggregate amount of liability for the Company through 2004 and related insurance recoveries. The amounts reported for projected asbestos claims and projected insurance recovery on asbestos claims in the consolidated statements of financial position as of June 30, 1997 and December 31, 1996 were determined based upon the Settlement. However, without the Settlement the Company can only estimate the liability and related insurance recoveries associated with known claims.

         The Company is assessing the impact of the recent Supreme Court ruling on its projected asbestos liability and insurance recoveries. In doing so, the Company will review its insurance policies, historical settlement amounts and the number of cases pending against it.
         Management believes the outcome of this assessment will not have an effect on the consolidated earnings of the Company. It is anticipated that future projections of asbestos liabilities and insurance recoveries and related adjustments to the amounts reported in the Company's statement of financial position will be based primarily on known claims and cases, as unreported claims cannot be estimated with a reasonable degree of accuracy.

         Management does not anticipate that the Company will be required to make any payments for these claims. While management understands the inherent uncertainty in litigation of this type and the possibility that past costs may not be indicative of future costs, management does not believe that these claims and cases will have any additional material adverse effect on the Company's consolidated financial position or results of operations.

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

         Environmental
         -------------

         The EPA or other private parties have named the Company or one of its subsidiaries as a potentially responsible party in connection with two superfund sites in the United States. The Company is a de minimis party with respect to one of the sites and expects to arrive at a settlement agreement and consent decree with respect to it for an amount which is not expected to be material. With respect to the second, involving a wholly owned subsidiary of the Company, there does not appear to be any evidence of delivery to the site of hazardous material by the subsidiary. An estimate has been made of the costs to be incurred in these matters and the Company has recorded a reserve respecting those costs.

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

A. P. GREEN INDUSTRIES, INC.

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO
--------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30, 1996
--------------------------------

         Total sales increased 3.3% to a quarterly record $71.9 million for the three months ended June 30, 1997 from $69.5 million for the comparable 1996 three-month period. Gross profit was unchanged at $13.6 million. The impact from the December 31, 1996 acquisition of Eastern Ridge Lime in Ripplemead, Virginia was to increase sales by approximately $2.6 million, with a slight increase in gross profit which was not material to the consolidated results.

Refractory Products and Services
--------------------------------

         Refractory products and services sales declined 0.5% to $59.0 million for the three months ended June 30, 1997 from $59.3 million for the comparable 1996 period. United States refractory sales were $49.6 million and $50.7 million for the three-month periods ended June 30, 1997 and 1996, respectively, a decline of 2.2%. This decline was primarily due to lower sales of silica products from the Lehi, Utah plant, which were high in 1996 due to capital projects at several glass and coke oven customers. A significant increase in Chinese imports has also negatively impacted the Company's silica business.

         U.S. refractory product sales volumes increased an average of 0.8%, with increases in brick, INTOGREEN Co. and Lanxide ThermoComposites, Inc. (LTI) products partially offset by decreases in specialties, precast shapes and ceramic fiber volumes. Prices declined an average of 0.2%, with decreases in brick, INTOGREEN Co. and ceramic fiber prices partially offset with increased prices for specialties, precast shapes and LTI products. U.S. export sales declined 32.2% to $5.2 million in the second quarter of 1997 from $7.6 million for the second quarter of 1996, primarily due to reduced sales to the Far East and the Middle East.

         Sales of the Canadian subsidiary increased 10.0% to $7.1 million for the three-month period ended June 30, 1997 from $6.5 million for the comparable 1996 period. Volumes increased an average of 13.2% across all major product lines. Prices increased an average of 1.0%, with an 8.9% increase in specialty prices and slightly higher brick prices partially offset by lower pricing for ceramic fibers, crucibles and precast shapes. The sales increase, coupled with a 16.2% reduction in selling and administrative expenses, resulted in pre-tax income of $250,000 for the second quarter of 1997 compared to $75,000 for the comparable 1996 period.

         Sales in the United Kingdom (U.K.) declined 24.1% to $2.0 million for the second quarter of 1997 compared to $2.6 million for the second quarter of 1996 due to weak market conditions. Lower volume levels resulted in reduced production efficiencies, contributing to a pre-tax loss of $28,000 for the three months ended June 30, 1997 compared to pre-tax earnings of $169,000 for the 1996 period.

         Sales at A. P. Green de Mexico for the three months ended June 30, 1997 were $2.6 million compared to $2.0 million for the comparable 1996 period, a 26.7% increase. However, increased maintenance, material and freight costs and a weakening Mexican peso contributed to a decline in pre-tax earnings to $280,000 for the second quarter of 1997 compared to $333,000 for the same period in 1996.

         Sales at PT AP Green Indonesia were $350,000, with a pre-tax loss of $231,000 due to the relatively high fixed costs at the low initial volume level. This operation is expected to have profitable monthly results by the end of 1997, however, a loss is anticipated for the full year. The Indonesian operation incurred a pre-tax start-up loss of $114,000 during the second quarter of 1996.

         Refractory products cost of sales as a percentage of sales decreased to 81.2% compared to 81.4% for the three months ended June 30, 1997 and 1996, respectively. This reduction was primarily due to improved production efficiencies and lower equipment maintenance costs. Partially offsetting these improvements were higher group health insurance and workers' compensation insurance costs. Refractory operating profits improved 2.5% to $4.5 million in the second quarter of 1997 from $4.4 million during the 1996 period due primarily to the improved gross margins.

Industrial Lime
---------------

         Industrial lime sales increased 26.4% to $12.9 million for the second quarter of 1997, including $2.6 million from the plant in Ripplemead, Virginia acquired December 31, 1996, from $10.2 million for the second quarter of 1996. Volumes at the New Braunfels, Texas plant declined an average of 2.0%, with reductions in building and industrial lime partially offset by increased road stabilization lime volume. Prices of industrial and road stabilization lime increased slightly while building lime prices declined for a net price increase of 0.4%. At the Kimballton, Virginia plant Cal-Dol and hydrate lime volumes increased while quicklime volumes declined for a net volume reduction of 0.8%. Also contributing to the volume decline at Kimballton was a strike at one of its major customers. Kimballton prices increased an average of 4.3% across all product lines.

         Industrial lime gross profit declined 2.1% to $2.5 million from $2.6 million for the respective second quarters of 1997 and 1996. Gross profit as a percentage of sales declined to 19.4% for the second quarter of 1997 from 25.0% for the second quarter of 1996. This decline was due to increased purchased material and group health insurance costs at both the Kimballton and New Braunfels plants and reduced efficiencies at the Kimballton plant occasioned by lower volumes as a result of the strike previously mentioned. Also contributing to the decline in gross profit percentage were the relatively high operating costs and depreciation related to the newly acquired Ripplemead plant. Significant improvements continue to be made at this facility, which generated a small net profit for the quarter, and the impact of these improvements, coupled with increased synergies with the nearby Kimballton plant, should result in improved gross profit percentages in future periods. Partially offsetting these cost increases were reduced processing fuel costs at both the Kimballton and New Braunfels plants and reduced power and explosives costs at the New Braunfels plant. Industrial lime operating profit declined 3.4% to $2.2 million for the three months ended June 30, 1997 from $2.3 million for the comparable 1996 period.

Expenses and Other Income
-------------------------

         Selling and administrative expenses were unchanged at $9.2 million for the second quarters of 1997 and 1996. Higher professional fees and group health insurance expenses were offset by reduced sales incentives and LTI research costs.

         Interest expense increased 2.7% to $812,000 in 1997 from $791,000 in 1996 due to interest associated with borrowings against the Company's line of credit. Daily average bank line borrowings were approximately $2.4 million during the second quarter of 1997, while there were no bank line borrowings during the same period of 1996. Interest income for the second quarter of 1997 declined 11.8% to $251,000 from $285,000 in the comparable 1996 three-month period due primarily to reduced funds available for investing. Other income declined 60.4% for the comparable three-month periods primarily due to currency conversion losses on the Mexican peso at the Company's Mexican subsidiary compared to gains during the second quarter of 1996.

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

Income Taxes
------------

         The 35.7% effective tax rate for the second quarter of 1997 was due to reduced tax depletion on lime reserves, increased royalty receipts and an increase in meals and entertainment expense. The 39.3% effective tax rate for the second quarter of 1996 was due primarily to limited recognition of tax benefits from the pre-tax startup losses of LTI. Those benefits were subsequently recognized during the second half of 1996.

Equity in Net Income of Affiliates
----------------------------------

         The Company's share of income from its two Colombian affiliates was $15,000 for the three months ended June 30, 1997 compared to $199,000 for the comparable 1996 period. The reduction was due to a recession in the Colombian construction industry, political uncertainty and a general decline in economic conditions in Colombia. Current projections indicate reduced income levels will continue in the near future.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX
----------------------------------------------------------------------
MONTHS ENDED JUNE 30, 1996
--------------------------

         Total sales increased 2.2% to a record $136.7 million for the six months ended June 30, 1997 from $133.8 million for the comparable 1996 period. Gross profit declined 2.8% to $24.4 million from $25.1 million for the comparable periods. The impact from the December 31, 1996 acquisition of Eastern Ridge Lime in Ripplemead, Virginia was to increase sales by approximately $4.7 million, with a slight increase in gross profit which was not material to the consolidated results.

Refractory Products and Services
--------------------------------

         Refractory products and services sales were $112.5 million and $113.7 million for the six months ended June 30, 1997 and 1996, respectively, reflecting a decline of 1.1%. U.S. refractory sales declined 3.2% to $95.2 million for the six months ended June 30, 1997 from $98.3 million for the comparable 1996 period. This decline was primarily due to lower sales of silica products from the Lehi, Utah plant, which were high in 1996 due to capital projects at several glass and coke oven customers. A significant increase in Chinese imports has also negatively impacted the Company's silica business.

         Volume declined 0.3%, with declines in brick, specialties and ceramic fibers largely offset by volume increases in precast shapes, INTOGREEN and LTI products. Price declines in brick, precast shapes, ceramic fibers and INTOGREEN products were partially offset by improvements in specialties and LTI products pricing for a net average price decline of 0.7%. U.S. export sales declined 30.5% to $9.6 million for the six-month period ended June 30, 1997 from $13.8 million for the comparable 1996 period, primarily due to reduced sales to the Far East, Europe and the Middle East. Reduced U.S. export sales to Mexico and the Caribbean were offset with increased sales by A. P. Green de Mexico.

         Sales at the Canadian subsidiary increased 4.5% to $12.5 million for the six months ended June 30, 1997 from $11.9 million for the comparable 1996 period. Increased volumes in brick, crucibles and precast shapes were partially offset by reduced specialties volume for a net volume increase of 4.6%. Ceramic fiber sales volumes were flat for the comparable six-month periods. Brick, specialties and ceramic fiber pricing improvements were partially offset by declines in crucible and precast shape pricing, resulting in an overall price increase of 3.4%.

         The first quarter of 1996 included costs associated with the final shutdown of the Weston, Ontario plant, which was sold in December 1995, and relocation of the related inventory and equipment. Elimination of those costs resulted in a gross margin improvement of nearly 22.0%. As a result of that gross margin improvement, the Canadian operation generated pre-tax income of $176,000 for the six months ended June 30, 1997 compared to a pre-tax loss of $106,000 for the comparable 1996 period.

         Sales by the United Kingdom subsidiary declined 10.9% to $4.2 million for the first six months of 1997 from $4.7 million for the first six months of 1996 due to weak market conditions. Lower volume levels resulted in reduced production efficiencies, contributing to a pre-tax loss of $58,000 for the six months ended June 30, 1997 compared to pre-tax earnings of $243,000 for the 1996 period.

         A. P. Green de Mexico sales for the first six months of 1997 were $5.0 million, a 38.2% increase over 1996 sales of $3.6 million. Increased maintenance, material and freight costs, higher selling and administrative costs and a weakening Mexican peso contributed to a decline in pre-tax earnings to $498,000 for the first half of 1997 compared to $560,000 for the same period in 1996.

         Sales at PT AP Green Indonesia were $468,000, with a pre-tax loss of $469,000 due to the relatively high fixed costs at the low initial volume level. This operation is expected to have profitable monthly results by the end of 1997, however, a loss is anticipated for the full year. The Indonesian operation incurred a pre-tax start-up loss of $125,000 during the first half of 1996.

         Refractory products cost of sales as a percentage of sales increased slightly to 82.5% in 1997 from 82.1% in 1996. This increase was primarily due to lower margins at A. P. Green de Mexico and in the U.K. as discussed above, high relative fixed costs at PT AP Green Indonesia and increased material costs in the U.S.. Also contributing to the higher 1997 costs was reduced production at the Mexico, Missouri plant as new mixing and batching equipment was installed in January. Partially offsetting these cost increases were lower equipment repair and maintenance expense and reduced costs in Canada as discussed above. Refractory operating profits declined 13.9% to $6.4 million from $7.5 million in 1997 and 1996, respectively, due to the reduced gross margins, higher group health insurance expense and increased selling and administrative costs at A. P. Green de Mexico, INTOGREEN, LTI and PT AP Green Indonesia.

Industrial Lime
---------------

         Industrial lime sales increased 21.0% to $24.4 million from $20.1 million for the six-month periods ended June 30, 1997 and 1996, respectively, including $4.7 million from the plant in Ripplemead, Virginia acquired December 31, 1996. A decline in quicklime volume was partially offset by increased Cal-Dol volume at the Kimballton plant, with hydrate volume flat for the comparable quarters, for a net volume decline of 2.6%. Also contributing to the volume decline at Kimballton was a strike at one of the plant's major customers. Kimballton hydrate and quicklime prices improved slightly from the comparable 1996 period, with Cal-Dol prices flat, for a small overall price increase. New Braunfels volumes declined an average of 1.7% across all product lines, while price increases for industrial and road stabilization lime were offset by a decline in building lime prices.

         Industrial lime gross profit was unchanged at $4.7 million for the comparable six-month periods, representing 19.2 % of sales and 23.4% of sales for 1997 and 1996, respectively. The decline in gross profit percentage was due to increased purchased material, depreciation and group health insurance costs at both the Kimballton and New Braunfels plants and reduced efficiencies at the Kimballton plant occasioned by lower volumes as a result of a the strike previously mentioned. Also contributing to the decline in gross profit percentage were the relatively high operating costs and depreciation related to the newly acquired Ripplemead plant. Significant improvements continue to be made at this facility, which generated a small net profit for the first half of 1997, and the impact of these improvements, coupled with increased synergies with the nearby Kimballton plant, should result in improved gross profit percentages in future periods. Partially offsetting these cost increases were reduced processing fuel costs at both the Kimballton and New Braunfels plants and reduced equipment maintenance, power and explosives costs at the New Braunfels plant. Industrial lime operating profit declined 2.2% to $4.0 million for the first six months of 1997 compared to $4.1 million for the comparable 1996 period, primarily due to the reduced gross profit.

Expenses and Other Income
-------------------------

         Selling and administrative expenses increased 1.0% to $18.4 million in 1997 from $18.2 million in 1996. Higher group health insurance costs and increased expenses at INTOGREEN, LTI, A. P. Green de Mexico and PT AP Green Indonesia were largely offset with reductions in management and sales incentives and LTI research costs.

         Interest expense was $1.6 million for the first half of both years, with increased interest related to borrowings against the Company's line of credit offset by reduced interest on the unsecured notes associated with the 1994 General acquisition. Daily average bank line borrowings were approximately $3.3 million during the first six months of 1997, while there were no bank line borrowings during the same period of 1996. Interest income declined 17.8% due primarily to reduced funds available for investing. Other income declined 56.6% due to currency conversion losses on U.S. dollar denominated accounts at the Company's Canadian subsidiary and Mexican peso accounts at the Company's Mexican subsidiary compared to gains during the first half of 1996, partially offset by increased royalty income.

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

Income Taxes
------------

         The 35.4% effective tax rate for the first six months of 1997 was due to reduced tax depletion on lime reserves, increased royalty receipts and an increase in meals and entertainment expense. The 38.1% effective tax rate for the first half of 1996 was due primarily to limited recognition of tax benefits from the pre-tax startup losses of LTI. Those benefits were subsequently recognized during the second half of 1996.

Equity in Net Income of Affiliates
----------------------------------

         The Company's share of income from its two Colombian affiliates was $30,000 for the three months ended June 30, 1997 compared to $379,000 for the comparable 1996 period. The reduction was due to a recession in the Colombian construction industry, political uncertainty and a general decline in economic conditions in Colombia. Current projections indicate reduced income levels will continue in the near future.

Accounting Standards Not Yet Implemented
----------------------------------------

         The Company is required to implement Statement of Financial Accounting Standards No. 128, "Earnings per Share," for the quarter and year ending December 31, 1997. The standard requires presentation of both basic and diluted earnings per share on the face of the consolidated statement of earnings, using the treasury stock method to calculate the net impact of dilutive securities. In addition, a reconciliation of both the numerator and denominator of the two calculations is required in the footnotes to the financial statements. Implementation of the standard would have no impact on basic earnings per share as reported herein, whereas diluted earnings per share would be $.32 and $.35 for the quarters ended June 30, 1997 and 1996, respectively, and $.42 and $.56 per share for the six months ended June 30, 1997 and 1996, respectively.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure", which the Company is required to implement for the year ending December 31, 1997. In June 1997 the Board issued Statement No. 130, "Reporting Comprehensive Income", and No.
         131, "Disclosures about Segments of an Enterprise and Related Information", which the Company is required to implement for the year ending December 31, 1998. Although the implementation of these statements will have no impact on the financial results of the Company, it is assessing the impact of these statements on the disclosures provided in its quarterly and annual reports.

                                INDUSTRY SEGMENTS
                                 (In thousands)

                                                     Six Months Ended June 30,
                                                     -------------------------
                                                       1997              1996
                                                     -------           -------
Net Sales

Refractory products and services                    $112,505          $113,700
Industrial lime                                       24,367            20,132
Intersegment eliminations                               (203)              (60)
                                                     -------           -------

                                                    $136,669          $133,772
                                                     =======           =======

Gross Profit

Refractory products and services                    $ 19,728          $ 20,402
Industrial lime                                        4,688             4,715
                                                     -------           -------

                                                    $ 24,416          $ 25,117
                                                     =======           =======
Gross Profit Percentage

Refractory products and services                        17.5%             17.9%
Industrial lime                                         19.2%             23.4%

                                                        17.9%             18.8%
                                                     =======           =======
Operating Profit

Refractory products and services                    $  6,439          $  7,476
Industrial lime                                        4,016             4,105
                                                     -------           -------

                                                      10,455            11,581

Other Charges to Income

General corporate expenses, net                        4,236             4,372
Interest expense                                       1,646             1,577
Interest income                                         (499)             (606)
                                                     -------           -------

  Total other charges                                  5,383             5,343
                                                     -------           -------

Earnings Before Income Taxes                        $  5,072          $  6,238
                                                     =======           =======

                                                     Six Months Ended June 30,
                                                     -------------------------
                                                       1997              1996
                                                     -------           -------
Identifiable Assets (at period end)

Refractory products and services                    $279,699          $313,072
Industrial lime                                       59,391            47,512
Corporate                                              9,318             6,676
                                                     -------           -------

                                                    $348,408          $367,260
                                                     =======           =======
Depreciation, Depletion and Amortization

Refractory products and services                    $  3,464          $  3,292
Industrial lime                                        2,168             1,387
Corporate                                                353               526
                                                     -------           -------

                                                    $  5,985          $  5,205
                                                     =======           =======
Capital Expenditures

Refractory products and services                    $  2,407          $  5,386
Industrial lime                                        1,217             1,433
Corporate                                                377               228
                                                     -------           -------

                                                    $  4,001          $  7,047
                                                     =======           =======

                               GEOGRAPHIC SEGMENTS
                                 (In thousands)

                                                     Six Months Ended June 30,
                                                     -------------------------
                                                       1997              1996
                                                     -------           -------
Net Sales

United States                                       $119,520          $118,467
Canada                                                12,481            11,947
United Kingdom                                         4,183             4,692
Mexico                                                 4,967             3,594
Far East                                                 468                --
Intersegment transfers (primarily U.S.)               (4,950)           (4,928)
                                                     -------           -------

                                                    $136,669          $133,772
                                                     =======           =======

                                                     Six Months Ended June 30,
                                                     -------------------------
                                                       1997              1996
                                                     -------           -------
Earnings (Loss) Before Income Taxes

United States                                       $  4,925          $  5,666
Canada                                                   176              (106)
United Kingdom                                           (58)              243
Mexico                                                   498               560
Far East                                                (469)             (125)
                                                     -------           -------

                                                    $  5,072          $  6,238
                                                     =======           =======
Identifiable Assets (at period end)

United States                                       $303,073          $331,606
Canada                                                17,682            17,676
United Kingdom                                         4,053             4,671
Mexico                                                 6,837             5,633
Far East                                               7,445               998
Corporate                                              9,318             6,676
                                                     -------           -------

                                                    $348,408          $367,260
                                                     =======           =======

                              PRICE/VOLUME SUMMARY
                            1997 AS COMPARED TO 1996
                           PERCENT INCREASE (DECREASE)

                                                       Three           Six
                                                       Months         Months
                                                       Ended          Ended
                                                    June 30, 1997  June 30, 1997
                                                    -------------  -------------

U.S. Refractory Products Sales

  Volume                                                0.8%          (0.3)%

  Price                                                (0.2)          (0.7)

Industrial Lime Sales
  (excluding impact of Eastern Ridge acquisition)

  Volume                                               (1.5)          (2.8)

  Price                                                 2.2            0.5

FINANCIAL CONDITION
-------------------

The Company continues to maintain a strong balance sheet.

                               Summary Information
                             (Dollars in thousands)

                                      June 30,             December 31,
                               -------------------         ------------
                                1997          1996             1996
                                ----          ----             ----

Working capital             $  74,314      $ 79,471        $  75,541

Current ratio                   2.8:1         3.0:1            2.7:1

Total assets                 $348,408      $367,260         $355,129

Current maturities of
 long-term debt                 4,120         2,867            4,168

Long-term debt                 37,710        34,341           40,109

Stockholders' equity          120,951       117,218          118,384

Debt to total
 capitalization(1)               25.7%         24.1%            27.2%


(1) Calculated as total Debt (long-term debt including current maturities) divided by total stockholders' equity plus total Debt.

Working capital declined $5.2 million to $74.3 million at June 30, 1997 from $79.5 million at June 30, 1996, net of $1.8 million obtained in the Eastern Ridge acquisition, while the ratio of current assets to current liabilities decreased to 2.8:1 from 3.0:1. Excluding the impact of the acquisition, working capital decreased $7.0 million, primarily due to a $5.3 million reduction in accounts receivable resulting from improved collection efforts and a $3.5 million reduction in reimbursement due on paid asbestos claims, partially offset by a $1.5 million increase in cash.

As compared to December 31, 1996, working capital declined $1.2 million, primarily due to a $3.9 million reduction in reimbursement due on paid asbestos claims and a $3.3 million reduction in cash, partially offset by a $1.8 million increase in accounts receivable due to increased sales levels and a $3.6 million reduction in accounts payable. The reduction in reimbursement due on paid asbestos claims since both June 30, 1996 and December 31, 1996 was due to asbestos claim settlements with and reimbursements from the Company's insurance carriers and the Center.

The $1.3 million increase in current maturities of long-term debt since June 30, 1996 was due primarily to reclassification from long-term debt of the final payment on an industrial development revenue bond at the Bessemer, Alabama plant which matures in December 1997. Long-term debt decreased $2.4 million since December 31, 1996 due primarily to a net $3.0 million reduction in outstanding borrowings against the U.S. long-term line of credit. This reduction was partially offset by a $700,000 ten-year capital lease on a warehouse in Houston, Texas, which bears an interest rate of 10.9% and expires December 1, 2006.

Projected insurance recovery on asbestos claims declined $1.9 million and projected asbestos claims declined $3.5 million since December 31, 1996 due to asbestos claim payments by insurance carriers and settlements by the Company with those carriers during the first six months of 1997. The net projected asbestos liability included in the Company's consolidated statement of financial position has been reduced to zero as a result of final settlements with the Company's insurance carriers. Future payments of asbestos claims will be made directly to the Center by those carriers.

Deferred income tax assets decreased by approximately $700,000 since December 31, 1996 due primarily to payment by the Company of asbestos liabilities. Deferred income tax liabilities declined approximately $1.7 million primarily due to reductions in prepaid pension costs and depreciation method differences.

Capital expenditures for the first six months of 1997 totaled $4.0 million compared to $7.0 million for the same period of 1996, with capital expenditures for the refractories business declining $3.0 million. This reduction was primarily due to completion of both the new plant in Indonesia and the movement of operations previously at Weston, Ontario to the Smithville, Ontario plant during 1996.

In May 1997, the Company's $30.0 million U.S. long-term line of credit was extended to May 2, 1999. At the same time, certain restrictive covenants associated with the Company's U.S. long-term line of credit and the unsecured notes payable were amended effective January 1, 1997 to terms more favorable to the Company. Approximately $1.5 million of this line of credit was being utilized at June 30, 1997 for outstanding letters of credit and $6.0 million in borrowings remained outstanding, leaving an available balance of approximately $22.5 million.

A. P. GREEN INDUSTRIES, INC.

PART II.  OTHER INFORMATION

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------

                  The Annual Meeting of Stockholders of A. P. Green was held on May 8, 1997 at which the stockholders voted on the following matters:

        1. the election of one Class II director to hold office for a term of two years;

        2. the election of two Class III directors to hold office for a term of three years; and

        3. the ratification of the appointment of KPMG Peat Marwick LLP as A. P. Green's auditors for the year ending December 31, 1997.

                  With regard to the election of the Class II director, Mack G. Nichols was elected as a director of A. P. Green in an uncontested election. The vote with respect to Mr. Nichols was 6,749,070 shares FOR and 117,804 shares WITHHOLD AUTHORITY TO VOTE.

                  With regard to the election of the Class III directors,  James
                  M. Stolze and William F. Morrison were elected and reelected, respectively, as directors of A. P. Green in an uncontested election. The vote with respect to Mr. Stolze was 6,742,429 shares FOR and 124,445 shares WITHHOLD AUTHORITY TO VOTE. The vote with respect to Mr. Morrison was 6,745,171 shares FOR and 121,703 shares WITHHOLD AUTHORITY TO VOTE.

                  The other directors whose term of office continued after the Annual Meeting are Paul F. Hummer, P. Jack O'Bryan and Daniel
                  R. Toll.

                  With regard to the ratification of the approval of KPMG Peat Marwick LLP as auditors for the year ending December 31, 1997, the ratification was approved by the following vote: 6,754,598 shares FOR, 55,038 shares AGAINST and 57,238 shares ABSTAIN and BROKER NON-VOTES.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

       (a)        Exhibits:
                  ---------

                  Exhibit No.
                  -----------

                  27 Financial  Data Schedule as of and for the Six Months Ended
                     June 30, 1997.

       (b)        Reports on Form 8-K:
                  --------------------
                  No reports on Form 8-K were filed during the quarter ended June 30, 1997.

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

                                              A. P. Green Industries, Inc.
                                                     (Registrant)



                                              By: /s/Gary L. Roberts
                                                  ------------------
                                                     Gary L. Roberts

                                                 Vice President, Chief Financial
                                                       Officer and Treasurer



Date:  August 13, 1997
       ---------------