Form 10-Q
period 1997-09-30
GREEN A P INDUSTRIES INC
filed 1997-11-14
CIK 826619

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 ---------------

For the quarter ended September 30, 1997            Commission File No. 0-16452
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of November 14, 1997, 8,060,665 shares of Common Stock, $1 par value, were outstanding.

A. P. GREEN INDUSTRIES, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

                                                     September 30, December 31,
                                                          1997         1996
                                                     ------------- ------------
(Dollars in thousands, except per share data)

ASSETS

  Current Assets
    Cash and cash equivalents                          $  5,539     $  9,477
    Receivables (net of allowances -
       1997, $1,600;  1996, $1,701)                      44,717       42,084
    Reimbursement due on paid asbestos claims                 -        3,898
    Inventories                                          53,648       53,674
    Deferred income tax asset                             3,089        3,374
    Other                                                 6,717        7,030
                                                        -------      -------
        Total current assets                            113,710      119,537

  Property, plant and equipment, net                    105,961      107,394
  Projected insurance recovery on asbestos claims        82,556      110,374
  Pension assets                                          9,180        9,044
  Intangible assets, net                                  4,415        4,132
  Other assets                                            4,079        4,648
                                                        -------      -------
Total assets                                           $319,901     $355,129
                                                        =======      =======


LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                                   $ 16,202     $ 20,408
    Accrued expenses
        Payrolls                                          6,689        6,267
        Taxes other than on income                        2,490        1,860
        Insurance reserves                                4,242        3,574
        Other                                             6,473        6,528
    Current maturities of long-term debt                  6,599        4,168
    Income taxes                                          1,423        1,191
                                                        -------      -------
        Total current liabilities                        44,118       43,996

  Deferred income taxes                                   7,863       10,228
  Long-term non-pension benefits                         17,568       16,583
  Long-term pensions                                     12,287       12,449
  Long-term debt                                         30,680       40,109
  Projected asbestos claims                              82,556      111,966
                                                        -------      -------
        Total liabilities                               195,072      235,331
                                                        -------      -------
  Minority Interests                                      1,486        1,414

  Stockholders' Equity
    Preferred stock - $1 par value;
       authorized:  2,000,000 shares;
       issued and outstanding:  none                          -            -
    Common stock - $1 par value;
       authorized: 10,000,000 shares;
       issued:  9,014,099 in 1997
       and 8,975,442 in 1996                              9,014        8,975
    Additional paid-in capital                           68,505       68,309
    Retained earnings                                    65,830       61,151
    Less: Deferred foreign currency translation          (3,448)      (2,875)
          Treasury stock of 953,934 shares in 1997
            and 1996, at cost                            (9,498)      (9,498)
          Note receivable-ESOT                           (6,323)      (6,941)
          Minimum pension liability adjustment, net of
            tax                                            (737)        (737)
                                                        -------      -------
      Total stockholders' equity                        123,343      118,384
                                                        -------      -------
    Total liabilities and stockholders' equity         $319,901     $355,129
                                                        =======      =======

See accompanying notes to consolidated financial statements.

A. P. GREEN INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)




                                                Three months ended September 30,
                                                -------------------------------
(Dollars in thousands, except per share data)        1997             1996
                                                --------------   --------------

Net sales                                          $   70,696     $   61,948

Cost of sales                                          57,907         52,856
                                                    ---------      ---------

  Gross profit                                         12,789          9,092

Expenses and other income

  Selling & administrative expenses                     9,447          8,798

  Interest expense                                        817            766

  Interest income                                        (232)          (279)

  Minority interest in loss of partnerships              (124)           (35)

  Other income, net                                       (83)          (324)
                                                    ---------      ---------
    Earnings before income taxes                        2,964            166

Income tax expense (benefit)                            1,003            (66)

Equity in net income of affiliates                       (143)             -

Minority interest in loss of consolidated
  subsidiaries                                            (56)          (112)
                                                    ---------      ---------
  Net earnings                                     $    2,160     $      344
                                                    =========      =========
Net earnings per common share                      $     0.27     $     0.04
                                                    =========      =========
Weighted average number of common shares            8,055,114      8,021,508
                                                    =========      =========
Dividends per common share                         $     0.04     $     0.04
                                                    =========      =========

See accompanying notes to consolidated financial statements.

A. P. GREEN INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)




                                                 Nine months ended September 30,
                                                 ------------------------------
(Dollars in thousands, except per share data)         1997            1996
                                                 --------------  --------------

Net sales                                          $  207,365     $   195,720

Cost of sales                                         170,160         161,511
                                                    ---------       ---------
  Gross profit                                         37,205          34,209

Expenses and other income

  Selling & administrative expenses                    27,846          27,015

  Interest expense                                      2,463           2,343

  Interest income                                        (731)           (885)

  Minority interest in loss of partnerships              (209)            (76)

  Other income, net                                      (200)           (591)
                                                    ---------       ---------
    Earnings before income taxes                        8,036           6,403

Income tax expense                                      2,797           2,307

Equity in net income of affiliates                       (174)           (379)

Minority interest in loss of consolidated
  subsidiaries                                           (209)           (437)
                                                    ---------       ---------
  Net earnings                                     $    5,622      $    4,912
                                                    =========       =========
Net earnings per common share                      $     0.70      $     0.61
                                                    =========       =========
Weighted average number of common shares            8,034,771       8,043,150
                                                    =========       =========
Dividends per common share                         $     0.12      $     0.11
                                                    =========       =========

See accompanying notes to consolidated financial statements.

A. P. GREEN INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                 Nine months ended September 30,
                                                 ------------------------------
(Dollars in thousands)                                1997            1996
                                                 --------------  --------------

Cash flows from operating activities

  Net earnings                                      $  5,622        $  4,912

  Adjustments for items not requiring
     (providing) cash
    Depreciation, depletion and amortization           9,014           7,902
    Stock compensation to directors                       39              28
    Provision for losses on accounts receivable          542             511
    Loss on sale of assets                                42              14
    Equity in earnings of affiliates,
      net of dividends received                          (26)            (95)
    Minority interest in losses of consolidated
      subsidiaries and partnerships                     (418)           (513)

  Decrease (increase) in assets
    Trade receivables                                 (3,188)          2,834
    Asbestos claim and fee reimbursements received    21,681          17,260
    Inventories                                           26           3,340
    Receivable and prepaid taxes                          45            (137)
    Other current assets                                 132          (1,626)

  Increase (decrease) in liabilities
    Accounts payable and accrued expenses             (2,541)         (5,258)
    Asbestos claims paid                             (19,361)        (18,508)
    Pensions                                            (163)         (1,588)
    Income taxes                                         232            (418)
    Deferred income taxes                             (2,080)           (527)
    Long-term non-pension benefits                       986             784
                                                     -------         -------
  Net cash provided by operating activities           10,584           8,915
                                                     -------         -------
Cash flows from investing activities

  Capital expenditures                                (6,598)         (9,374)
  Increase in other long-term assets                    (187)           (454)
  Increase in pension assets                            (136)            (30)
  Proceeds from sales of assets                          314             389
  Payment received on ESOT note                          618             564
                                                     -------         -------
  Net cash used in investing activities               (5,989)         (8,905)
                                                     -------         -------
Cash flows from financing activities

  Repayments of debt                                 (17,702)         (2,669)
  Proceeds from borrowings                            10,000             325
  Exercised stock options                                195               -
  Dividends paid                                        (964)           (884)
  Capital contributions from minority partner            490               -
  Purchase of common stock for treasury                    -            (480)
  Tax benefit on dividends paid to ESOT                   21              22
                                                     -------         -------
  Net cash used in financing activities               (7,960)         (3,686)
                                                     -------         -------
Effect of exchange rate changes                         (573)           (144)
                                                     -------         -------
Net decrease in cash and cash equivalents             (3,938)         (3,820)

Cash and cash equivalents at beginning of year         9,477           9,284
                                                     -------         -------
Cash and cash equivalents at end of period          $  5,539        $  5,464
                                                     =======         =======

See accompanying notes to consolidated financial statements.

A. P. GREEN INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       MANAGEMENT'S COMMENTS REGARDING ADJUSTMENTS AND RESULTS OF OPERATIONS
         ---------------------------------------------------------------------

         In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal and recurring nature necessary for a fair presentation of the financial position and results of operations for the periods presented. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results for the quarter and nine-month period ended September 30, 1997 are not necessarily indicative of the results which may occur for the full year. All per share amounts have been restated to reflect the two-for-one stock split effective September 20, 1996. Certain prior year amounts have been reclassified to conform to the 1997 presentation.

2.       RESERVES FOR PLANT CLOSINGS
         ---------------------------

         The Company has reserves for estimated exit costs and termination benefits in connection with the shutdown of certain facilities in the U.S. and Canada. Three of the plants acquired in the acquisition of the refractories assets of General Refractories Company and its affiliated companies ("General") were closed during 1994, a $3.6 million reserve for which was established at the time of acquisition and included on the opening balance sheet. During 1995 the reserve was increased by approximately $700,000 due to the closing of the Weston, Ontario Plant, which was sold in December 1995, and revised estimates of U. S. employee termination benefits resulting from the sale of these facilities taking longer than anticipated. Substantially all employees at these facilities have been terminated and approximately $3.2 million of termination benefits and plant closing costs have been charged against the reserves to date. The U.S. facilities are held for sale at their estimated net realizable value, one of which was sold in October 1997 as discussed under Financial Condition.

3.       INVENTORIES
         -----------

                                         September 30, 1997   December 31, 1996
                                         ------------------   -----------------

         Finished goods & work-in-process
           Valued at LIFO:
             FIFO cost                         $ 32,633           $ 31,278
             Less LIFO reserve                  (14,300)           (14,907)
                                                 ------             ------
               LIFO cost                         18,333             16,371
           Valued at FIFO                        12,460             13,225
                                                 ------             ------
             TOTAL                               30,793             29,596
                                                 ------             ------

         Raw materials and supplies
           Valued at LIFO:
             FIFO cost                           16,381             17,702
             Less LIFO reserve                   (5,914)            (6,129)
                                                 ------             ------
               LIFO cost                         10,467             11,573
           Valued at FIFO                        12,388             12,505
                                                 ------             ------
             TOTAL                               22,855             24,078
                                                 ------             ------
                                               $ 53,648           $ 53,674
                                                 ======             ======


4.       LITIGATION
         ----------

         Asbestos-related Claims - Personal Injury
         -----------------------------------------

         A. P. Green is among numerous defendants in lawsuits pending as of September 30, 1997 that seek to recover compensatory, and in many cases, punitive damages for personal injury allegedly resulting from exposure to asbestos-containing products.

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

                                                 1996        1995       1994
                                                 ----        ----       ----

         Claims pending at January 1            48,367      50,920     52,122
         Claims filed                           29,702      12,560     14,836
         Cases settled, dismissed or
           otherwise resolved                  (19,184)    (15,113)   (16,038)
                                                ------      ------     ------

           Claims pending at December 31        58,885      48,367     50,920
                                                ======      ======     ======

         Average settlement amount per claim(1) $1,582      $1,778     $1,816

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

         As the Settlement established a numerical cap on the number of claims that could be processed each year during the ten years of the Settlement and because the Settlement provided for a range of payments for different disease categories, it was possible to estimate the aggregate amount of liability for the Company through 2004 and related insurance recoveries. The amounts reported for projected asbestos claims and projected insurance recovery on asbestos claims in the consolidated statements of financial position as of December 31, 1996 were determined based upon the Settlement.

         Without the Settlement the Company can only estimate the liability and related insurance recoveries associated with known claims. As such, the amounts reported for projected asbestos claims and projected insurance recovery on asbestos claims as of September 30, 1997 reflect only those claims known to have been filed as of that date. In order to arrive at these projected amounts, the Company also reviewed its insurance policies and historical settlement amounts. This resulted in a reduction in both the liability and asset of $19.4 million during the third quarter of 1997. There was no effect on the consolidated earnings of the Company.

         Management anticipates that the Company's insurance carriers will make all required payments for these claims. While management understands the inherent uncertainty in litigation of this type and the possibility that past costs may not be indicative of future costs, management does not believe that these claims and cases will have any additional material adverse effect on the Company's consolidated financial position or results of operations.

         In December 1996, the Company and a former subsidiary, The E. J. Bartells Company, reached a comprehensive settlement agreement with all insurance carriers except one. Under the terms of this settlement agreement, such carriers have agreed to pay (subject to applicable policy limits) on behalf of the insureds, liabilities arising out of asbestos personal injury claims. The Company is pursuing its claim for coverage against the non-settling carrier.

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

A. P. GREEN INDUSTRIES, INC.

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
              OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1997
-------------------------------------------------------------
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996
-------------------------------------------------

               Total sales increased 14.1% to $70.7 million for the three months ended September 30, 1997 from $61.9 million for the comparable 1996 three-month period. Gross profit increased 40.7% to $12.8 million from $9.1 million for the comparable periods. The impact from the December 31, 1996 acquisition of the Eastern Ridge Lime facility in Ripplemead, Virginia was to increase sales by approximately $2.8 million, with a slight increase in gross profit which was immaterial to the consolidated results.

Refractory Products and Services
--------------------------------

               Total refractory products and services sales increased 10.2% to $57.5 million for the three months ended September 30, 1997 from $52.2 million for the comparable 1996 period. United States refractory sales were $47.9 million and $43.9 million for the three-month periods ended September 30, 1997 and 1996, respectively, an increase of 9.1%. U.S. refractory product sales volumes increased an average of 4.6%, with increases in specialties, INTOGREEN Co. and Lanxide ThermoComposites, Inc.
               (LTI) products partially offset by declines in brick, precast shape and ceramic fiber volumes. Prices for brick, ceramic fiber, precast shapes and LTI products were up compared to the third quarter of 1996, partially offset by decreases in specialties and INTOGREEN pricing for a net price increase of 3.5%. U.S. export sales declined 1.4% to $5.7 million in the third quarter of 1997 from $5.8 million for the third quarter of 1996, due primarily to weaker sales to the Far East and the Middle East, partially offset by increased sales to South America.

               Sales of the Canadian subsidiary increased 8.1% to $6.6 million for the three-month period ended September 30, 1997 from $6.1 million for the comparable 1996 period. Increases in brick, ceramic fiber, precast shape and crucible volumes were partially offset with a decline in specialties volumes for a net volume increase of 8.0%. Prices increased an average of 2.5%, with increases in specialties, brick and crucibles pricing partially offset by price reductions in ceramic fiber and precast shapes.

               The Canadian operation generated pre-tax earnings of $42,000 for the third quarter of 1997 compared to a pre-tax loss of $53,000 for the comparable 1996 period. The increase in earnings was primarily due to improved efficiencies leading to improved gross margins, partially offset by an increase in the provision for doubtful accounts in the third quarter of 1997 compared to the same period of 1996 and currency exchange losses on U.S. dollar denominated accounts.

               Sales in the United Kingdom (U.K.) were flat at $2.4 million for the third quarters of 1997 and 1996. Lower production volume levels compared to 1996 resulted in reduced production efficiencies, contributing to a decline in pre-tax earnings to $18,000 for the three months ended September 30, 1997 from $186,000 for the 1996 period. Also contributing to the reduced earnings were increased depreciation expense and higher salary and related costs.

               Sales at A. P. Green de Mexico for the three months ended September 30, 1997 increased 22.0% to $2.7 million compared to $2.2 million for the 1996 period, with 1997 pre-tax earnings of $303,000 compared to $258,000 for the third quarter of 1996.

               Sales at PT AP Green Indonesia were $197,000, with a pre-tax loss of $229,000 due to the relatively high fixed costs at the low initial volume level. This operation is expected to be near break even on a monthly basis by the end of the first quarter of 1998. The Indonesian operation incurred a pre-tax start-up loss of $160,000 during the third quarter of 1996.

               Total refractory products cost of sales as a percentage of sales decreased to 82.2% compared to 87.4% for the three months ended September 30, 1997 and 1996, respectively. This reduction was primarily due to higher production levels contributing to improved production efficiencies, as well as lower equipment maintenance, casualty insurance and depreciation expenses. Partially offsetting these improvements were increased workers compensation and group health insurance costs. Total refractory operating profits increased to $3.6 million from $388,000 for the comparable three-month periods primarily due to the improvement in gross margins.

Industrial Lime
---------------

               Industrial lime sales increased 35.0% to $13.2 million for the third quarter of 1997 from $9.8 million for the third quarter of 1996. Sales from the plant in Ripplemead, Virginia, acquired December 31, 1996, accounted for $2.8 million of the increase. Volumes increased an average of 0.6% at the Kimballton, Virginia plant, with increases in hydrate and Cal-Dol partially offset by a reduction in quicklime volume. Prices at Kimballton increased 1.3%, with higher quicklime and Col-Dol prices partially offset by lower pricing on hydrate. Volumes increased an average of 11.3% across all product lines at the New Braunfels, Texas plant. Prices for road stabilization lime declined at New Braunfels, partially offset by increases in industrial and building lime, resulting in an overall price decrease of 1.1%.

               Gross profit increased 8.3% to $2.5 million from $2.3 million for the respective third quarters of 1997 and 1996. Gross profit as a percentage of sales declined to 19.2% for the third quarter of 1997 compared to 23.9% for the third quarter of 1996. This decline in gross profit percentage was primarily due to the relatively high operating costs and depreciation related to the newly acquired Ripplemead plant. Improvements continue to be made at this facility, which generated a small net profit for the quarter, and the impact of these improvements, coupled with increased synergies with the nearby Kimballton plant, should result in improved gross profit percentages in future periods.

               Also contributing to the lower gross profit percentage were increased power and processing fuel costs at the Kimballton plant, increased purchased material and workers compensation costs at New Braunfels and increased group health insurance costs at both plants. Partially offsetting these cost increases were improved efficiencies at both plants and reduced equipment maintenance, processing fuel and contract demolition expense at the New Braunfels plant. Industrial lime operating profit increased 7.4% to $2.2 million from $2.0 million for the comparable quarters due primarily to the increase in gross profit.

Expenses and Other Income
-------------------------

               Selling and administrative expenses increased 7.4% to $9.4 million in the third quarter of 1997 from $8.8 million for the comparable 1996 period. The increase was primarily due to higher management incentive, travel and group health insurance costs, partially offset by reduced LTI research expenditures.

               Interest expense increased 6.6% to $817,000 in 1997 from $766,000 in 1996, due to interest associated with borrowings against the Company's U.S. long-term line of credit. Daily average bank line borrowings were approximately $2.8 million during the third quarter of 1997, while there were no bank line borrowings during the same period of 1996. Interest income for the third quarter of 1997 declined 16.9% to $232,000 from $279,000 in the comparable 1996 three-month period due to reduced funds available for investing and reduced interest on notes receivable, including the note due from the ESOT. Other income declined 74.2% for the comparable three-month periods, primarily due to an increase in currency conversion losses on the U.S. dollar at the Company's Canadian subsidiary and gains on the sale of the Pueblo, Colorado plant and certain equipment at the closed Warren, Ohio plant during the third quarter of 1996.

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

Income Taxes
------------

               The tax benefit in the third quarter of 1996 was due primarily to partial recognition of benefits from the pre-tax start up losses of LTI during the first half of 1996. Long- term projections of LTI's operating results indicate future earnings should be adequate to ensure realization of the benefits from the tax losses in future periods. As such, a portion of the tax benefits earned during the first half of 1996 were recognized in the third quarter of 1996, with the balance recognized during the fourth quarter of that year.

Equity in Net Income of Affiliates
----------------------------------

               The Company's share of income from its two Colombian affiliates was $143,000 for the three months ended September 30, 1997. There was no income from these affiliates during the same period of 1996 due to a recession in the Colombian construction industry, political uncertainty and a general decline in economic conditions in Colombia.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED
---------------------------------------------------------------------
TO NINE MONTHS ENDED SEPTEMBER 30, 1996
---------------------------------------

               Total sales increased 6.0% to $207.4 million for the nine months ended September 30, 1997 from $195.7 million for the comparable 1996 nine-month period. Gross profit increased 8.8% to $37.2 million from $34.2 million for the comparable periods. The impact from the December 31, 1996 acquisition of the Eastern Ridge Lime facility was to increase sales by approximately $7.5 million, with a slight increase in gross profit which was immaterial to the consolidated results.

Refractory Products and Services
--------------------------------

               Total refractory products and services sales were $170.0 million and $165.9 million for the nine months ended September 30, 1997 and September 30, 1996, respectively, increasing 2.5%. U.S. refractory sales increased 0.6% to $143.0 million for the nine months ended September 30, 1997 from $142.2 million for the comparable 1996 period. Significantly limiting this increase were lower sales of silica products from the Company's Lehi, Utah plant, which experienced high sales in 1996 due to capital projects at several glass and coke oven customers. A significant increase in Chinese imports has also negatively impacted the Company's silica business.

               U.S. refractory sales volumes increased 1.1%, with increases in specialties, LTI and INTOGREEN products partially offset by declines in brick and ceramic fiber, with precast shapes essentially flat for the comparable periods. Price increases for specialties, precast shapes and ceramic fiber were partially offset by brick price reductions for a net price increase of 0.8%. U.S. export sales declined 21.8% to $15.3 million for the nine-month period ended September 30, 1997 from $19.6 million for the comparable 1996 period, due primarily to reduced sales to the Far East, Europe and the Middle East, partially offset by increased sales to South America. Reduced U.S. export sales to Mexico and the Caribbean were offset with increased sales by A.
               P. Green de Mexico.

               Sales at the Canadian subsidiary increased 5.7% to $19.1 million for the nine months ended September 30, 1997 from $18.1 million for the comparable 1996 period. Increased volumes in brick, ceramic fiber, crucibles and precast shapes were partially offset by a decline in specialties volume for a net volume increase of 7.9%. Prices increased across all product lines with the exception of precast shapes, resulting in an overall price increase of 1.9%.

               Improved production efficiencies at the Canadian subsidiary resulted in a 24% improvement in gross profit, resulting in pre-tax income of $218,000 for the nine months ended September 30, 1997 compared to $50,000 for the comparable 1996 period. Also contributing to the improved Canadian earnings were reduced salaries and related costs, property taxes and pension and freight expense compared to 1996, partially offset by increased equipment maintenance, a higher provision for doubtful accounts and higher currency exchange losses on U.S. dollar denominated accounts.

               Sales by the United Kingdom subsidiary declined 7.3% to $6.5 million for the first nine months of 1997 compared to $7.1 million for the same period of 1996 due to weak market conditions. Planned inventory reductions contributed to lower volume levels which resulted in reduced production efficiencies, contributing to a pre-tax loss of $40,000 in 1997 compared to pre-tax earnings of $428,000 in 1996. Also contributing to the reduced earnings were increased depreciation expense and higher salary and related costs.

               A. P. Green de Mexico's sales for the nine months ended September 30, 1997 increased 32.1% to $7.6 million compared to $5.8 million in 1996. Increased maintenance, royalty and freight costs and a weakening Mexican peso contributed to a decline in pre-tax earnings to $801,000 for the first nine months of 1997 compared to $823,000 for the same period of 1996.

               Sales at PT AP Green Indonesia were $665,000 for the nine months ended September 30, 1997, with a pre-tax loss of $698,000 due to the relatively high fixed costs at the low initial volume level. This operation is expected to be near break even on a monthly basis by the end of the first quarter of 1998. The Indonesian operation incurred a pre-tax start-up loss of $238,000 for the nine months ended September 30, 1996.

               Total refractory products cost of sales as a percentage of sales decreased to 82.4% in 1997 from 83.6% in 1996. This improvement was primarily due to greater production efficiencies, reduced equipment maintenance expense and reduced costs in Canada as discussed above. Partially offsetting these improvements were increased raw materials, workers compensation insurance and employee relocation costs in the U.S. and high relative fixed costs at PT AP Green Indonesia. Total refractory operating profits increased 28.5% to $10.1 million from $7.9 million in 1997 and 1996, respectively, primarily due to the improved gross profit partially offset by increased selling and administrative costs at LTI and PT AP Green Indonesia.

Industrial Lime
---------------

               Industrial lime sales increased 25.6% to $37.6 million from $29.9 million for the nine-month periods ended September 30, 1997 and 1996, respectively, including $7.5 million from the Ripplemead plant acquired December 31, 1996. A decline in quicklime volume was partially offset by increases in Cal-Dol and hydrate volumes for a net volume decline of 2.1% at the Kimballton plant. Also contributing to the volume decline at Kimballton was a strike at one of the plant's major customers. Kimballton prices increased an average of 1.4% across all major product lines. Volumes at the New Braunfels plant improved 2.7%, with increases in road stabilization and building lime partially offset by reduced industrial lime volume. Prices were essentially flat at New Braunfels, with increased industrial lime pricing offset by price reductions in road stabilization and building lime.

               Industrial lime gross profit increased 2.4% to $7.2 million or 19.2% of sales for 1997 from $7.1 million or 23.6% of sales for 1996. The decline in gross profit percentage was due primarily to the relatively high operating costs and depreciation related to the newly acquired Ripplemead plant. Improvements continue to be made at this facility, which generated a small net profit for the nine-month period, and the impact of these improvements, coupled with increased synergies with the nearby Kimballton plant, should result in improved gross profit percentages in future periods.

               Also contributing to the decline in gross profit percentage were increased workers compensation costs at New Braunfels, higher power, processing fuel and depreciation expense at Kimballton and increased purchased material and group health insurance costs at both plants. Partially offsetting these increases were reductions in maintenance, power and processing fuel costs at New Braunfels, lower workers compensation insurance cost at Kimballton and improved production efficiencies at both plants. Industrial lime operating profit increased 1.0% to $6.2 million for the first nine months of 1997 compared to $6.1 million for the comparable 1996 period primarily due to the improvement in gross profit.

Expenses and Other Income
-------------------------

               Selling and administrative expenses increased 3.1% to $27.8 million in 1997 from $27.0 million in 1996. The increase was primarily due to higher management incentive, group health insurance and workers compensation insurance costs and increased expenses at LTI and PT AP Green Indonesia, partially offset by reduced sales incentives and LTI research costs.

               Interest expense increased 5.1% to $2.5 million in 1997 from $2.3 million in 1996, due to interest associated with borrowings against the Company's U.S. long-term line of credit offset by reduced interest on the unsecured notes associated with the 1994 General acquisition. Daily average bank line borrowings were approximately $3.1 million during the first nine months of 1997, while there were no bank line borrowings during the same period of 1996. Interest income decreased 17.5% to $731,000 in 1997 from $885,000 in 1996 due to reduced funds available for investing. Other income declined 66.2% to $200,000 in 1997 from $591,000 in 1996, due primarily to increased currency conversion losses on U.S. dollar denominated accounts at the Company's Canadian subsidiary and currency conversion losses on Mexican peso accounts at the Company's Mexican subsidiary during 1997 compared to gains during 1996. Also contributing to the reduction of other income were gains on the sale of the Pueblo, Colorado plant and certain equipment at the closed Warren, Ohio plant during the third quarter of 1996.

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

Income Taxes
------------

               The 1997 effective tax rate was 34.8% compared to 36.0% in 1996. The higher 1996 effective rate was due primarily to limited recognition of tax benefits from the pre-tax start up losses of LTI. A portion of those benefits were recognized during the third quarter of 1996, as long-term projections of LTI's operating results indicated future earnings should be adequate to ensure realization of the benefits of the estimated tax loss in future periods. The balance of those benefits were recognized during the fourth quarter of 1996.

Equity in Net Income of Affiliates
----------------------------------

               The Company's share of income from its two Colombian affiliates was $174,000 for the nine months ended September 30, 1997 compared to $379,000 for the comparable 1996 period. The reduction was due to a recession in the Colombian construction industry, political uncertainty and a general decline in economic conditions in Colombia.

Accounting Standards Not Yet Implemented
----------------------------------------

               The Company is required to implement Statement of Financial Accounting Standards No. 128, "Earnings per Share," for the quarter and year ending December 31, 1997. The standard requires presentation of both basic and diluted earnings per share on the face of the consolidated statement of earnings, using the treasury stock method to calculate the net impact of dilutive securities. In addition, a reconciliation of both the numerator and denominator of the two calculations is required in the footnotes to the financial statements. Implementation of the standard would cause basic earnings per share to be the same as primary earnings per share reported herein, whereas diluted earnings per share would be $.26 and $.04 for the quarters ended September 30, 1997 and 1996, respectively, and $.68 and $.60 per share for the nine months ended September 30, 1997 and 1996, respectively.

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

                                INDUSTRY SEGMENTS
                                 (In thousands)

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                        1997             1996
                                                        ----             ----
Net Sales

Refractory products and services                   $ 170,030         $ 165,887
Industrial lime                                       37,601            29,933
Intersegment eliminations                               (266)             (100)
                                                    --------          --------

                                                   $ 207,365         $ 195,720
                                                    ========          ========

Gross Profit

Refractory products and services                   $  29,981         $  27,153
Industrial lime                                        7,224             7,056
                                                    --------          --------
                                                   $  37,205         $  34,209
                                                    ========          ========
Gross Profit Percentage

Refractory products and services                        17.6%             16.4%
Industrial lime                                         19.2%             23.6%

                                                        17.9%             17.5%
                                                    ========          ========
Operating Profit

Refractory products and services                   $  10,108         $   7,864
Industrial lime                                        6,192             6,132
                                                    --------          --------
                                                      16,300            13,996
                                                    --------          --------
Other Charges to Income

General corporate expenses, net                        6,532             6,135
Interest expense                                       2,463             2,343
Interest income                                         (731)             (885)
                                                    --------          --------
  Total other charges                                  8,264             7,593
                                                    --------          --------
Earnings Before Income Taxes                       $   8,036         $   6,403
                                                    ========          ========

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                        1997             1996
                                                        ----             ----
Identifiable Assets (at period end)

Refractory products and services                      $252,064         $292,639
Industrial lime                                         59,082           47,127
Corporate                                                8,755            8,381
                                                       -------          -------
                                                      $319,901         $348,147
                                                       =======          =======
Depreciation, Depletion and Amortization

Refractory products and services                      $  5,263         $  5,050
Industrial lime                                          3,251            2,100
Corporate                                                  500              752
                                                       -------          -------
                                                      $  9,014         $  7,902
                                                       =======          =======
Capital Expenditures

Refractory products and services                      $  3,725         $  7,275
Industrial lime                                          2,358            1,832
Corporate                                                  515              267
                                                       -------          -------
                                                      $  6,598         $  9,374
                                                       =======          =======



                               GEOGRAPHIC SEGMENTS
                                 (In thousands)

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                        1997             1996
                                                        ----             ----

United States                                        $ 180,609        $ 172,128
Canada                                                  19,122           18,089
United Kingdom                                           6,545            7,058
Mexico                                                   7,629            5,776
Far East                                                   665                -
Intersegment transfers (primarily U.S.)                 (7,205)          (7,331)
                                                      --------         --------
                                                     $ 207,365        $ 195,720
                                                      ========         ========

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                        1997             1996
                                                        ----             ----

Earnings (Loss) Before Income Taxes

United States                                        $   7,755        $   5,340
Canada                                                     218               50
United Kingdom                                             (40)             428
Mexico                                                     801              823
Far East                                                  (698)            (238)
                                                      --------         --------
                                                     $   8,036        $   6,403
                                                      ========         ========

Identifiable Assets (at period end)

United States                                        $ 274,953        $ 304,651
Canada                                                  17,521           19,348
United Kingdom                                           4,684            4,865
Mexico                                                   6,601            5,851
Far East                                                 7,387            5,051
Corporate                                                8,755            8,381
                                                      --------         --------

                                                     $ 319,901        $ 348,147
                                                      ========         ========


                              PRICE/VOLUME SUMMARY
                            1997 AS COMPARED TO 1996
                           PERCENT INCREASE (DECREASE)

                                          Three                     Nine
                                          Months                   Months
                                          Ended                     Ended
                                    September 30, 1997       September 30, 1997
                                    ------------------       ------------------


U.S. Refractory Products Sales


  Volume                                    4.6%                     1.1%

  Price                                     3.5                      0.8

Industrial Lime Sales
   (excluding impact of Eastern
      Ridge acquisition)

  Volume                                    6.1                     (0.2)

  Price                                     0.2                      0.7

FINANCIAL CONDITION
-------------------

         The Company continues to maintain a strong balance sheet.

                               Summary Information
                             (Dollars in thousands)

                                 September 30,            December 31,
                                 -------------            ------------
                             1997             1996            1996
                             ----             ----            ----

Working capital           $ 69,592         $ 75,383        $ 75,541

Current ratio                2.6:1            3.0:1           2.7:1

Total assets              $319,901         $348,147        $355,129

Current maturities of
 long-term debt              6,599            2,942           4,168

Long-term debt              30,680           31,804          40,109

Stockholders' equity      $123,343         $118,017        $118,384

Debt to total
 capitalization (1)           23.2%            22.7%          27.2%

           (1) Calculated as total Debt (long-term debt including current maturities) divided by total stockholders' equity plus total Debt.


               Working capital declined 7.7%, or $5.8 million, to $69.6 million at September 30, 1997 from $75.4 million at September 30, 1996, while the ratio of current assets to current liabilities decreased to 2.6:1 from 3.0:1. Excluding the impact of the acquisition of the Eastern Ridge Lime facility, working capital decreased $7.5 million, primarily due to a $4.1 million reduction in reimbursement due on paid asbestos claims and a $3.5 million increase in current portion of long-term debt.

               Working capital declined 7.9%, or $5.9 million, since December 31, 1996, primarily due to a decline in cash of $3.9 million, a $3.9 million reduction in reimbursement due on paid asbestos claims and a $2.4 million increase in current maturities of long-term debt, partially offset by a $4.2 million reduction in accounts payable.

               The reduction in reimbursement due on paid asbestos claims since both September 30, 1996 and December 31, 1996 was due to asbestos claim settlements with the

               Company's insurance carriers and the Center and reimbursements from them.

               The increase in current maturities of long-term debt since both September 30, 1996 and December 31, 1996 was due primarily to a $2.5 million reclassification from long-term debt for a scheduled increase in the payment due against the unsecured notes payable. Long-term debt decreased $9.4 million from December 31, 1996 due primarily to this reclassification, a scheduled payment of $2.5 million against the unsecured notes payable and a $5.0 million reduction in outstanding borrowings against the U.S. long-term line of credit. Partially offsetting these reductions was a ten-year capital lease on a warehouse in Houston, Texas, which bears an interest rate of 10.9% and expires December 1, 2006. Approximately $3.6 million of the U.S. long-term line of credit was being utilized at September 30, 1997 for outstanding letters of credit and $4.0 million of borrowings remained outstanding, leaving an available balance of approximately $22.4 million.

               Projected insurance recovery on asbestos claims declined $8.4 million and projected asbestos claims declined $10.0 million since December 31, 1997 due to asbestos claim payments by insurance carriers and settlements by the Company with those carriers during the first nine months of 1997. The net projected asbestos liability included in the Company's statement of financial position has been reduced to zero as a result of final settlements with the Company's insurance carriers. Future payments of asbestos claims will be made directly to the Center by those carriers.

               An additional $19.4 million reduction in both the projected asbestos claims and projected insurance recovery on asbestos claims since both September 30, 1996 and December 31, 1996 was due to a change in the information available to the Company to make these projections, as discussed in Note 4 of Notes to Consolidated Financial Statements. Included in the $38.8 million reduction in total assets since September 30, 1996 (exclusive of the impact from the Eastern Ridge acquisition) was a $35.4 million reduction in projected insurance recovery on asbestos claims due to payments by insurance carriers and revision to the estimated recovery as discussed.

               Deferred income tax liabilities declined $2.4 million due to reductions in prepaid pension costs and depreciation method differences.

               Capital expenditures for the first nine months of 1997 totaled $6.6 million compared to $9.4 million for the same period of 1996, with capital expenditures for the refractories business declining $3.6 million. This reduction was primarily due to the completion of the new plant in Indonesia and the movement of operations previously at Weston, Ontario to the Smithville, Ontario plant during 1996.

Forward-Looking Information
---------------------------

               The statements contained in Management's Discussion and Analysis concerning the Company's future profitability, outcome of lawsuits, utilization of tax loss carryforwards, currency fluctuation effects, adequacy of insurance proceeds and market demand are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results in the future may differ materially from those projected in the forward- looking statements due to risks and uncertainties that exist in the Company's operations and business environment including, but not limited to: delivery delays or defaults by customers; performance issues with key suppliers and subcontractors; the Company's successful execution of internal operating plans; global monetary policies and trends; collective bargaining labor disputes; litigation claims filed and judgements or settlements paid that are of a greater magnitude than the Company has experienced in the past; and the continued financial stability of the Company's insurance carriers covering such claims.

Subsequent Event
----------------

               In October 1997 the Hitchins, Kentucky plant and Kentucky timber property were sold. The combined net gain after all closing costs and expenses on the sales of these properties is approximately $400,000.

A. P. GREEN INDUSTRIES, INC.

PART II.  OTHER INFORMATION

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

       (a)        Exhibits:
                  ---------

                  Exhibit No.
                  -----------

                  27 Financial Data Schedule as of and for the Nine Months Ended September 30, 1997.

       (b)        Reports on Form 8-K:
                  --------------------
                  No reports on Form 8-K were filed during the quarter ended September 30, 1997

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

                                               A. P. Green Industries, Inc.
                                                       (Registrant)



                                                By:/s/Gary L. Roberts
                                                   ------------------
                                                      Gary L. Roberts
                                                Vice President, Chief Financial
                                                     Officer and Treasurer



Date: November 14, 1997
      -----------------