Form 10-K405/A
period 1996-12-31
GREEN A P INDUSTRIES INC
filed 1998-02-02
CIK 826619

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
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

                                     PART II


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The Company acquired a 51% ownership interest in Lanxide ThermoComposites, Inc. and Subsidiary (LTI) on December 31, 1995, at which date total stockholders' equity of LTI was $196,078. LTI has incurred quarterly net losses since the acquisition. Accounting Research Bulletin No. 51, "Consolidated Financial Statements" (ARB 51), requires that "...In the unusual case in which losses applicable to the minority interest in a subsidiary exceed the minority interest in the equity capital of the subsidiary, such excess and any further losses applicable to the minority interest shall be charged against the majority interest..." The Company did not become aware of this requirement until recently and, as such, has been charging 49% of all LTI losses against the minority interest.

         In order to correct its prior accounting treatment, the Company has adjusted its consolidated statements of earnings for the year ended December 31, 1996 and the first three quarters of 1997. The impact on the year ended December 31, 1996 was to increase minority interest in income of consolidated subsidiaries by approximately $674,000 through the elimination of the minority interest in all LTI losses that were incurred after the minority interest in such losses exceeded the minority interest in the equity capital of LTI, which reduced net income by the same amount, or $.09 per share. In addition, minority interests was increased and retained earnings reduced by approximately $674,000 on the adjusted consolidated statement of financial position as of December 31, 1996. These adjustments are reflected in the adjusted consolidated financial statements included herein under Item 8., as well as wherever these items appear in or impact the supplementary data.

         In accordance with ARB 51, for future periods in which LTI has earnings the Company, as majority stockholder, will be credited with 100% of those earnings until such time as total stockholders' equity of LTI is positive.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ADJUSTED CONSOLIDATED STATEMENTS OF EARNINGS
--------------------------------------------
(Dollars in thousands, except per share data)
----------------------------------------------------------------------------------------------
Years ended December 31,                                    1996           1995           1994
----------------------------------------------------------------------------------------------
Net sales                                            $   258,461    $   249,715    $   195,918
Cost of sales                                            214,353        208,309        161,420
                                                         -------        -------        -------

         Gross profit                                     44,108         41,406         34,498

Expense and other income
     Selling and administrative expense                   36,087         31,312         25,707
     Interest expense                                      3,112          3,190          1,947
     Interest income                                      (1,255)        (1,513)        (1,296)
     Minority interest in loss of
       partnership                                          (127)           (67)            --
     Other income, net                                      (542)        (1,881)        (1,155)
                                                         -------        -------        -------
      Earnings before income taxes and cumulative
        effect of an accounting change                     6,833         10,365          9,295

Income tax expense                                         2,396          2,182          2,904
Equity in net income of affiliates                          (436)          (781)          (282)
Minority interest in income of
  consolidated subsidiaries, net                             200            164             --
                                                         -------        -------        -------
      Earnings before cumulative effect of
        an accounting change                               4,673          8,800          6,673
                                                         -------        -------        -------
Cumulative effect of an accounting change -
  postemployment benefits, net of tax                         --             --           (255)
                                                         -------        -------        -------
         Net earnings                                $     4,673    $     8,800    $     6,418
==============================================================================================
Earnings per common share before cumulative effect
  of an accounting change                            $       .58    $      1.09    $       .83

Cumulative effect of an accounting change -
  postemployment benefits, net of tax                         --             --           (.03)
                                                     -----------    -----------    -----------
Net earnings per common share                        $       .58    $      1.09    $       .80

Weighted average number of common shares               8,037,710      8,060,118      8,049,624
==============================================================================================

See accompanying notes to adjusted consolidated financial statements.

ADJUSTED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Dollars in thousands, except per share data)
-------------------------------------------------------------------------------
December 31                                                 1996         1995
-------------------------------------------------------------------------------
ASSETS

    Current assets
        Cash and cash equivalents                        $ 9,477     $  9,284
        Trade receivables (net of allowances -
          1996, $1,701; 1995, $1,930)                     42,084       44,183
        Reimbursement due on paid asbestos claims          3,898        3,696
        Inventories                                       53,674       55,557
        Deferred income tax asset                          3,374        4,115
        Other                                              7,030        6,411
-------------------------------------------------------------------------------
            Total current assets                         119,537      123,246

    Property, plant and equipment, net                   107,394       96,785
    Projected insurance recovery on asbestos claims      110,374      135,158
    Pension assets                                         9,044        9,071
    Intangible assets, net                                 4,132        3,941
    Other assets                                           4,648        5,367
-------------------------------------------------------------------------------
Total assets                                            $355,129     $373,568
===============================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities
        Accounts payable                               $  20,408    $  18,254
        Accrued expenses
          Payrolls                                         6,267        6,281
          Taxes other than on income                       1,860        1,889
          Insurance reserves                               3,574        4,657
          Other                                            6,528        8,534
        Current maturities of long-term debt               4,168        2,705
        Income taxes                                       1,191        1,103
-------------------------------------------------------------------------------
            Total current liabilities                     43,996       43,423

    Deferred income taxes                                 10,228       12,671
    Long-term non-pension benefits                        16,583       15,597
    Long-term pensions                                    12,449       14,233
    Long-term debt                                        40,109       34,384
    Projected asbestos claims                            111,966      137,246
-------------------------------------------------------------------------------
                 Total liabilities                       235,331      257,554
-------------------------------------------------------------------------------

    Minority interests                                     2,088        2,015

    Stockholders' equity
        Preferred stock - $1 par value;
          authorized: 2,000,000 shares;
          issued and outstanding: none                        --           --
        Common stock - $1 par value;
          authorized: 10,000,000 shares;
          issued: 8,975,442 in 1996 and
          4,486,221 in 1995                                8,975        4,486
        Additional paid-in capital                        68,309       72,770
        Retained earnings                                 60,477       56,981
        Less: Deferred foreign currency translation       (2,875)      (2,931)
              Treasury stock of 953,934 shares in
                1996 and 448,962 shares in 1995,
                at cost                                   (9,498)      (9,018)
              Note receivable-ESOT                        (6,941)      (7,505)
              Minimum pension liability adjustment,
                net of tax                                  (737)        (784)
-------------------------------------------------------------------------------
                 Total stockholders' equity              117,710      113,999
-------------------------------------------------------------------------------
Total liabilities and stockholders' equity              $355,129     $373,568
===============================================================================
    See accompanying notes to adjusted consolidated financial statements.

ADJUSTED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------
                                                                                                Minimum
                                                              Deferred                          Pension      Deferred
                                        Additional            Foreign   Treasury    Note       Liability   Compensation-
                                 Common  Paid-in   Retained   Currency   Stock,   Receivable-  Adjustment,  Restricted
                                  Stock  Capital   Earnings Translation  At Cost     ESOT      Net of Tax      Stock
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993     $4,459  $72,492    $43,800    $(2,301) $(9,003)   $(8,491)       $ --         $(26)
------------------------------------------------------------------------------------------------------------------------
Net earnings                                          6,418
Dividends ($.12 per share)                             (967)
Currency translation adjustment                                   (127)
Payment on ESOT note                                                                   470
Other, net                           17      247         28                                                      22
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994      4,476   72,739     49,279     (2,428)  (9,003)    (8,021)         --           (4)
------------------------------------------------------------------------------------------------------------------------
Net earnings                                          8,800
Dividends ($.14 per share)                           (1,128)
Currency translation adjustment                                   (503)
Payment on ESOT note                                                                   516
Minimum pension liability
  adjustment, net of tax                                                                          (784)
Other, net                           10       31         30                 (15)                                  4
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995      4,486   72,770     56,981     (2,931)  (9,018)    (7,505)       (784)          --
------------------------------------------------------------------------------------------------------------------------
Net earnings                                          4,673
Dividends ($.15 per share)                           (1,205)
Two-for-one stock split           4,488   (4,488)
Purchases of common stock
   for treasury                                                            (480)
Currency translation
  adjustment                                                        56
Payment on ESOT note                                                                   564
Other, net                            1       27         28                                         47
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996     $8,975  $68,309    $60,477    $(2,875) $(9,498)   $(6,941)      $(737)        $ --
------------------------------------------------------------------------------------------------------------------------

See accompanying notes to adjusted consolidated financial statements.

ADJUSTED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
-----------------------------------------------------------------------------------------------
Years ended December 31,                                       1996        1995        1994
-----------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net earnings                                              $ 4,673    $  8,800    $  6,418
  Adjustments for items not requiring (providing) cash
     Cumulative effect of an accounting change-
       postemployment benefits, net of tax                       --          --         255
     Depreciation, depletion and amortization                10,582      10,174       8,725
     Deferred compensation earned                                --           4          22
     Stock compensation to directors                             28          23          28
     Provision for losses on accounts receivable                740         120         373
     Gain on sale of assets                                     (58)     (1,272)       (403)
     Equity in earnings of affiliates, net of
        dividends received                                       33        (227)       (282)
     Minority interest in earnings of
        consolidated subsidiaries and partnership, net           73          97          --
  Decrease (increase) in assets, net of effects from
    acquisitions
     Trade receivables                                        2,881       1,143      (4,924)
     Asbestos claim and fee reimbursements received          17,276      30,232      33,557
     Inventories                                              2,999      (1,758)     (4,968)
     Receivable and prepaid taxes                               315        (360)        509
     Other current assets                                    (1,053)       (712)       (995)
  Increase (decrease) in liabilities, net of effects
    from acquisitions
     Accounts payable and accrued expenses                     (958)     (9,925)       (225)
     Asbestos claims paid                                   (18,573)    (23,937)    (39,944)
     Pensions                                                (1,715)        279         206
     Income taxes                                                88        (322)        782
     Deferred income taxes                                   (1,725)     (1,185)       (575)
     Long-term non-pension benefits                             986         286         653
-----------------------------------------------------------------------------------------------
  Net cash provided by (used in) operating activities        16,592      11,460        (788)
-----------------------------------------------------------------------------------------------

Cash flows from investing activities
  Capital expenditures                                      (12,892)    (10,156)     (6,482)
  Decrease (increase) in other long-term assets                  47        (726)        355
  Increase in pension assets                                    (82)        (34)       (311)
  Proceeds from sales of assets                                 807       1,843         511
  Payment received on ESOT note                                 564         516         470
  Acquisition of businesses, net of cash acquired           (10,059)     (1,614)    (24,497)
-----------------------------------------------------------------------------------------------
  Net cash used in investing activities                     (21,615)    (10,171)    (29,954)
-----------------------------------------------------------------------------------------------
Cash flows from financing activities
  Repayments of debt                                         (2,708)       (165)       (122)
  Proceeds from borrowings                                    9,525          --      25,000
  Dividends paid                                             (1,205)     (1,128)       (967)
  Purchases of common stock for treasury                       (480)         --          --
  Capital contributions from minority partner                    --         121          --
  Exercised stock options                                        --           2         238
  Tax benefit on dividends paid to ESOT                          28          30          28
  Tax effect on restricted stock plan                            --           1          (2)
-----------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities         5,160      (1,139)     24,175
-----------------------------------------------------------------------------------------------
Effect of exchange rate changes                                  56        (503)       (127)
-----------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents            193        (353)     (6,694)
Cash and cash equivalents at beginning of year                9,284       9,637      16,331
-----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                     $9,477    $  9,284    $  9,637
===============================================================================================

See accompanying notes to adjusted consolidated financial statements.

NOTES TO ADJUSTED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------
December 31, 1996, 1995 and 1994

Note 1:  Nature of Operations
-----------------------------

A. P. Green Industries, Inc. and its subsidiaries, collectively referred to as "A. P. Green" or "the Company", is a manufacturer of refractory products and industrial lime products. Refractory products, which accounted for 85% of 1996 revenues, are sold throughout North America and selected international markets to basic industries such as metals, glass, ceramics, paper and cement. Industrial lime products are sold to end-users for applications such as steel and aluminum production, pulp and paper processing, soil stabilization for road construction, water and waste water treatment and various environmental applications. The industrial lime market served is generally within a 400-mile radius of the Company's lime plants in New Braunfels, Texas, Kimballton, Virginia and Ripplemead, Virginia.

Note 2: Summary of Significant Accounting Policies
--------------------------------------------------

Basis of Presentation

The Company's consolidated financial statements include all wholly owned subsidiaries and majority owned subsidiaries. Equity investments of 20% to 50% are accounted for using the equity method. All intercompany balances and transactions have been eliminated and there are no significant related party transactions. Certain prior year amounts have been reclassified to conform to the 1996 presentation.

Cash and Cash Equivalents

A. P. Green considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Due to their short maturity, these instruments are carried at cost which approximates fair value.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, trade receivables and accounts payable approximates fair value because of the short maturity of these instruments. The fair value of long-term debt is discussed in Note 9. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.

Reimbursement Due on Paid Asbestos Claims

Until May 1996, A. P. Green made expense and indemnity payments on asbestos product claims directly to the Center for Claims Resolution on behalf of certain insurers. Reimbursement due on paid asbestos claims represents the recoverable portion of those payments. Commencing in June 1996 pursuant to agreements reached with its insurance carriers, the Company no longer makes payments to the Center on behalf of those insurers. See Note 18 for further discussion of asbestos claims and insurance recoveries.

Inventories

Predominantly all of A. P. Green's domestic inventories are stated at the lower of cost or market, with cost being determined using the last-in, first-out
(LIFO) method. The remaining inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) or average production cost methods. Inventories include material, labor and applicable factory overhead costs.

Property, Plant and Equipment, Net

Property, plant and equipment, including significant renewals and improvements, are capitalized at cost. Provisions for depreciation are determined principally on a straight-line basis over the expected average useful lives of composite asset groups, which range from 3 to 50 years. Accelerated depreciation methods are used for tax purposes when permitted. Depletion is computed on a basis calculated to allocate the cost of clay, limestone and other applicable resources over the estimated quantities of recoverable material.

Intangible Assets

Intangible assets, primarily consisting of goodwill, customer lists, non-compete agreements, patents and trademarks, are amortized on a straight-line basis over the period benefited, which ranges from 2 to 12 years. Recoverability of these assets is considered in conjunction with the ongoing evaluation of long-term asset values. Accumulated amortization was approximately $1.1 million and $580,000 at December 31, 1996 and 1995, respectively.

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, net operating loss carryforwards and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of earnings during the period that includes the date of the change.

Foreign Currency Translation

The functional currencies of the Company's Canadian and United Kingdom subsidiaries and Colombian affiliates are their respective local currencies. Adjustments resulting from the currency translation of these subsidiaries' and affiliates' financial statements are reflected as a component of stockholders' equity.

A. P. Green de Mexico and PT AP Green Indonesia transact a significant portion of their business in U. S. dollars and, as such, use the dollar as their functional currency. Translation adjustments for these subsidiaries are reflected in the statement of earnings.

Employee Stock Options

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations in accounting for its employee stock options rather than the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (Statement 123). Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Disclosures with regard to employee stock options have been made in accordance with the requirements of Statement 123.

Earnings Per Common Share

Earnings per common share are computed based on the weighted average number of shares of common stock outstanding and have been restated to reflect the two-for-one stock split effective September 20, 1996.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3: New Ventures and Acquisitions
-------------------------------------

Effective December 31, 1996, the Company acquired substantially all of the assets and assumed certain of the liabilities of the operations of Eastern Ridge Lime, L. P. The operations include a mineral processing facility, quarrying and lime manufacturing business in Ripplemead, Virginia and a leased terminal facility in St. Matthews, South Carolina. In conjunction with the Company's adjacent lime plant in Kimballton, Virginia, the acquisition will enhance service of the growing lime market in the Southeastern United States and allow improved utilization of existing management.

In addition to the assumption of approximately $300,000 of long-term lease obligations, A. P. Green paid Eastern Ridge approximately $10.0 million in cash. The acquisition was accounted for using the purchase method, which had no impact on 1996 consolidated operating results due to the December 31 transaction effective date.

The following unaudited proforma information presents a summary of consolidated results of operations of the Company and Eastern Ridge as if the acquisition had occurred January 1, 1995:
--------------------------------------------------------------------------------
(Dollars in thousands, except per share data)               1996         1995
--------------------------------------------------------------------------------
Net sales                                               $264,782     $256,822
Net earnings                                               1,723        5,072
Net earnings per common share                                .21          .63
--------------------------------------------------------------------------------

These unaudited proforma results have been prepared for comparative purposes only and include certain adjustments, such as elimination of a 1995 asset write down loss incurred by Eastern Ridge in anticipation of the acquisition, reduced depreciation, depletion and amortization expense as a result of lower asset book values, elimination of a management service fee which will not be changed by A.
P. Green and recognition of income tax benefit not previously recognized due to organization as a partnership. In management's opinion, they are not indicative of the results of operations which actually would have occurred had the acquisition been effective January 1, 1995, or of future results of operations and synergies of the consolidated entities.

In January 1995, the Company formed INTOGREEN Co., a joint venture partnership with INTOCAST AG, to sell and install cast monolithic ladle linings to the steel industry in the United States, Canada and Mexico. INTOCAST AG, based in Germany, is a world leader in the development of cast ladle linings, which result in lower installation costs, reduced disposal of used refractory material and increased ladle availability to the steel plant. The Company owns 51% of this partnership and, as such, includes INTOGREEN in the consolidated financial statements.

Effective July 3, 1995, the Company acquired a 51% ownership interest in Plibrico de Mexico SA de CV, a refractory manufacturer located near Monterrey, Mexico. Plibrico de Mexico, which has been renamed A. P. Green de Mexico SA de CV, has one plant with annual sales of approximately $7.0 million. The purchase price and transaction costs totaled approximately $2.0 million and were paid in cash.

The acquisition was accounted for using the purchase method, with the operating results of A. P. Green de Mexico included in consolidated operating results since the date of acquisition. Goodwill of approximately $800,000, which represents the excess of cost and liabilities assumed over the fair value of tangible assets acquired, is being amortized on a straight-line basis over a ten-year period.

Effective December 31, 1995, the Company acquired a 51% ownership interest in Lanxide ThermoComposites, Inc. (LTI). Prior to the acquisition, LTI was a wholly owned subsidiary of Lanxide Corporation of Newark, Delaware, which continues to own a substantial minority interest in LTI. Immediately prior to the acquisition, LTI acquired Chiam Technologies, Inc., a company engaged in the sourcing of refractory products from several Chinese refractory producers.

LTI is concentrating on commercializing refractory products for the continuous casting segment of the steel industry utilizing ceramic composites technology licensed from Lanxide Corporation. The acquisition was accounted for using the purchase method, which had no impact on 1995 consolidated operating results due to the December 31 transaction effective date. Goodwill of approximately $1.0 million for the two companies is being amortized on a straight-line basis over a ten-year period.

The acquisitions completed during 1995 were not material to the Company's financial condition or results of operations, either individually or in the aggregate. As such, no financial statements of the acquired companies for periods prior to the acquisitions or pro forma financial information reflecting the acquisitions as of the beginning of the year have been provided.

Effective August 1, 1994, the Company acquired substantially all of the assets and assumed most of the liabilities of the refractory operations of General Refractories Company and its affiliated companies (collectively referred to as "General"). These operations include ten plants in the United States, a plant in Smithville, Ontario, Canada and 49% equity interests in two Colombian refractory companies. In addition to the assumption of designated liabilities, the Company paid at closing a cash amount of $23,450,000. The acquisition was accounted for using the purchase method, with the operating results of General included in consolidated operating results from the date of acquisition.

In connection with the General acquisition, the Company obtained Phase I and II Environmental Site Assessments (ESA) in order to determine the potential environmental impact of specific recognized environmental conditions at each of the acquired properties and estimate the costs for remediation. Based upon the results of the ESA, the Company established a $3.4 million liability for remediation costs (in other accrued expenses) as part of the General acquisition. The majority of this liability relates to leakage and spills from underground and aboveground storage tanks and drums, and action is being taken to remediate all identified conditions, which is expected to be completed within five years. Appropriate state agencies have been notified of contamination where required, and there have been no resulting actions taken or proposed by such agencies against the Company. There was no asbestos-related liability, either for bodily injury or property damage, assumed in connection with the General acquisition.

Note 4:  Reserves for Plant Closings
------------------------------------

The Company has reserves for estimated exit costs and termination benefits in connection with the shutdown of certain facilities in the U.S. and Canada. Three of the acquired General plants were closed during 1994, a $3.6 million reserve for which was established at the time of acquisition and included on the opening balance sheet. During 1995 this reserve was increased by approximately $330,000, primarily to revise estimates of employee termination benefits resulting from the sale of these facilities taking longer than anticipated. A $380,000 reserve was also established during 1995 for the closing of the Weston, Ontario plant.

Substantially all employees at these facilities (approximately 210 in total) have been terminated and approximately $3.2 million of termination benefits and plant closing costs have been charged against the reserves to date. The U.S. facilities are held for sale at their estimated net realizable value. The income statement effect of establishment of and changes to these reserves in 1995 is included in cost of sales.

Note 5:  Changes in Method of Accounting
----------------------------------------

Postemployment Benefits

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Statement 112). The standard requires application of the accrual method of accounting to all benefits provided to former or inactive employees, their beneficiaries and covered dependents, subsequent to their employment by the Company and prior to retirement, rather than recognizing these expenses as they are paid. The Company recognized the projected benefit obligation relating to short-term and long-term disability benefits as a cumulative effect of an accounting change, reducing 1994 net income by $255,000, or $.03 per share.

Note 6: Inventories
-------------------

Inventory classifications as of December 31, 1996 and 1995 were as follows:
--------------------------------------------------------------------------------
(In thousands)                                               1996      1995
--------------------------------------------------------------------------------
Finished goods and work in process
         Valued at LIFO
           FIFO cost                                      $ 31,278  $ 36,429
           Less LIFO reserve                               (14,907)  (14,186)
                                                           -------   -------
              LIFO cost                                     16,371    22,243
         Valued at FIFO                                     13,225    10,404
                                                           -------   -------
                                                            29,596    32,647
                                                           -------   -------
Raw materials and supplies
         Valued at LIFO
           FIFO cost                                        17,702    18,187
           Less LIFO reserve                                (6,129)   (5,234)
                                                           -------   -------
              LIFO cost                                     11,573    12,953
         Valued at FIFO                                     12,505     9,957
                                                           -------   -------
                                                            24,078    22,910
                                                           -------   -------
                                                          $ 53,674  $ 55,557
================================================================================
For the years ended December 31, 1996, 1995 and 1994, A. P. Green experienced liquidations of LIFO inventory quantities, none of which were significant.

Note 7: Property, Plant and Equipment, Net
------------------------------------------

Property, plant and equipment, net, as of December 31, 1996 and 1995 were as follows:
--------------------------------------------------------------------------------
(In thousands)                                                1996      1995
--------------------------------------------------------------------------------
Land and mineral deposits                                 $  9,926  $  8,055
Buildings and realty improvements                           47,199    46,580
Machinery and equipment                                    144,154   134,915
Construction in progress                                     9,075     5,015
                                                           -------   -------
                                                           210,354   194,565
Less accumulated depreciation and depletion                102,960    97,780
                                                           -------   -------
                                                          $107,394  $ 96,785
================================================================================
Closed production facilities held for sale are included in other current assets at estimated net realizable value of $2.2 million as of December 31, 1996.

Note 8: Short-Term Lines of Credit
----------------------------------

Short-term lines of credit have been established with banks in the United Kingdom for 100,000 British pounds and Canada for Cdn$250,000, each of which was unused at December 31, 1996 and 1995.

Note 9: Long-Term Debt
----------------------

Long-term debt as of December 31, 1996 and 1995 was as follows:
--------------------------------------------------------------------------------
(In thousands)                                                1996      1995
--------------------------------------------------------------------------------
Unsecured notes payable                                    $23,048   $25,068
Industrial development revenue bonds                        11,848    11,912
U.S. line of credit                                          9,000        --
Capitalized lease obligations                                  381       109
                                                            ------    ------
                                                            44,277    37,089
Less current maturities                                      4,168     2,705
                                                            ------    ------
                                                           $40,109   $34,384
================================================================================
In 1994, the Company issued $25 million in principal amount of unsecured notes to a group of institutional lenders to finance the acquisition of General. The notes bear an 8.55% fixed rate of interest, with semi-annual interest payments which commenced January 29, 1995. Annual principal repayments, which have been and will continue to be funded out of working capital, commenced July 29, 1996 and will continue through July 29, 2001. A. P. Green is subject to certain restrictive covenants, including minimum levels of tangible net worth, working capital and fixed charge coverage, permitted encumbrances, loans from and to other institutions and restricted payments. Management does not expect these restrictive covenants to have a material adverse effect on A. P.
Green's operations.

The capitalized leases expire in 1997 and 1999 and carry interest rates ranging from 6.7% to 11.1%. A significant portion of the industrial development revenue bonds require the payment of interest only until they mature in 1997 and thereafter. Interest rates range from 70% of prime to 8.6%. Prime was 8.25% at December 31, 1996.

In 1996, the Company's U.S. long-term line of credit of $30.0 million was extended to May 2, 1998. Restrictive covenants coincide with those reflected in the agreement associated with the unsecured notes payable. Borrowings under this line of credit may be made for working capital, acquisitions and other corporate purposes, with interest charged at the federal funds rate (5.38% at December 31, 1996) plus 2%. Approximately $2.7 million of standby letters of credit and $9.0 million of borrowings were outstanding against the line at December 31, 1996, leaving an available balance of approximately $18.3 million.

Based on the borrowing rates currently available to the Company for debt with similar terms and average maturities, the fair value of the industrial development revenue bonds and unsecured notes payable would not differ materially from carrying value at December 31, 1996. Aggregate maturities of long-term debt are approximately $14.2 million, $5.2 million, $5.0 million and $5.0 million for 1998 through 2001, respectively. The net book value of property, plant and equipment pledged as security or collateral for outstanding long-term debt was approximately $2.8 million at December 31, 1996.

Note 10: Income Taxes
---------------------

Income tax expense (benefit) attributable to earnings from continuing operations for the years ended December 31, 1996, 1995 and 1994 consists of the following:
--------------------------------------------------------------------------------
(In thousands)                                          1996     1995     1994
--------------------------------------------------------------------------------
Current
    Federal                                          $ 3,642  $ 2,347   $2,774
    State                                                523      514      423
    Foreign                                               78      539      280
Deferred                                              (1,847)  (1,218)    (573)
                                                       -----    -----    -----
                                                     $ 2,396  $ 2,182   $2,904
================================================================================

The following schedule provides a reconciliation between expected tax at the U.S. statutory tax rate and the effective tax rate (total provision for income taxes as a percentage of earnings before income taxes). During 1995, a review of tax years 1988 through 1993 was completed by the Internal Revenue Service, resulting in less taxes than originally reserved. Accordingly, the Company reduced its provision for federal income taxes by approximately $1.1 million.
--------------------------------------------------------------------------------
                                                        1996     1995     1994
--------------------------------------------------------------------------------
U.S. statutory rate                                     34.0%    34.0%    34.0%
Reversal of provision for closed tax years                --     (9.7)      --
Excess tax depletion                                    (4.9)    (4.0)    (4.2)
State and local income taxes, net                        2.4      2.1      2.0
Foreign tax rate differential                             .5       .9       .3
Other, net                                              (1.1)    (3.4)    (1.8)
                                                        ----     ----     ----
     Effective tax rate                                 30.9%    19.9%    30.3%
================================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 consist of the following:
--------------------------------------------------------------------------------
(In thousands)                                                1996      1995
--------------------------------------------------------------------------------
Deferred tax assets

  Accrued liabilities, differences in
    expense recognition                                    $10,983   $11,341
  Alternative minimum tax carryforwards                         --       448
  Inventories, overhead capitalization differences             169        76
  Capital loss carryforward                                    301       395
  Net operating loss carryforwards                             855       280
                                                            ------    ------
                                                            12,308    12,540
Less valuation allowance                                        --        --
                                                            ------    ------
                                                            12,308    12,540
                                                            ------    ------
Deferred tax liabilities

  Fixed assets, principally depreciation
    method differences                                      14,679    15,897
  Prepaid pension costs                                      1,054     1,452
  State, local and other taxes                               1,069     1,194
  Inventories, differences in LIFO methods                   2,236     2,365
  Asset valuation differences                                  124       188
                                                            ------    ------
                                                            19,162    21,096
                                                            ------    ------
Net deferred tax liability                                 $ 6,854   $ 8,556
================================================================================

Management believes it is more likely than not that all deferred tax assets will be realized and, accordingly, no valuation allowance is required. Tax years subject to review by the Internal Revenue Service are 1994, 1995 and 1996. All remaining alternative minimum tax credit carryforwards were utilized during 1996.

A. P. Green has not recognized a deferred tax liability for the undistributed earnings of its wholly owned foreign subsidiaries that arose in 1996 and prior years since the Company plans to continue to finance foreign operations and expansion through reinvestment of those undistributed earnings. A deferred tax liability will be recognized, if necessary, when the Company expects that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investments. The remittance of foreign earnings subjected to tax at a rate greater than the U.S. rate may create a tax asset for the Company to the extent foreign tax credits may be generated and are able to be utilized. As of December 31, 1996, 1995 and 1994, the undistributed earnings of these subsidiaries were approximately $4.9 million, $4.4 million and $3.3 million, respectively.

Note 11: Incentive Plans
------------------------

A. P. Green maintains the 1987 Long-Term Performance Plan (the 1987 Plan), the 1989 Long-Term Performance Plan (the 1989 Plan), the 1993 Performance Plan (the 1993 Plan) and the 1996 Long-Term Performance Plan (the 1996 Plan). Under each of the plans, common stock has been reserved for issuance in the form of incentive stock options, nonqualified stock options, restricted stock and performance shares. Under the 1987 plan, shares are also available for issuance in the form of stock appreciation rights.

The Company's stock option activity for the years ended December 31, 1996, 1995 and 1994 is summarized as follows:

--------------------------------------------------------------------------------
                                 1996              1995              1994
--------------------------------------------------------------------------------
                                    Weighted          Weighted          Weighted
                                     Average           Average           Average
                                    Exercise          Exercise          Exercise
                            Options   Price   Options   Price   Options   Price
--------------------------------------------------------------------------------
1987, 1989 and 1996 Plans
Outstanding - January 1     373,500   $7.90   394,500   $7.86   424,500   $7.86
Granted                      30,000    9.32        --                --
Exercised                        --           (18,000)   6.67   (30,000)   7.92
Expired/Lapsed                   --            (3,000)   9.17        --
                            -------           -------           -------
Outstanding - December 31   403,500   $8.01   373,500   $7.90   394,500   $7.86
                            =======           =======           =======
Exercisable at December 31  403,500   $8.01   373,500   $7.90   394,500   $7.86
                            =======           =======           =======
1993 Plan
Outstanding - January 1     382,500   $6.17   412,500   $6.17   412,500   $6.17
Granted                          --                --                --
Exercised                        --           (18,000)   6.17        --
Expired/Lapsed                   --           (12,000)   6.17        --
                            -------           -------           -------
Outstanding - December 31   382,500   $6.17   382,500   $6.17   412,500   $6.17
                            =======           =======           =======
Exercisable at December 31  300,000   $6.17   300,000   $6.17   330,000   $6.17
                            =======           =======           =======

Exercise prices and weighted average remaining contractual lives of options outstanding at December 31, 1996 are summarized as follows:
--------------------------------------------------------------------------------
                                      Exercise           Remaining
                       Options          Price               Life
--------------------------------------------------------------------------------
                       382,500          $6.17              6 years
                       189,000           6.67              4 years
                       184,500           9.17              3 years
                        30,000           9.32              9 years

Stock options granted under the 1987, 1989 and 1996 plans expire ten years after grant date. Of the options outstanding at December 31, 1996, 82,500 at an exercise price of $6.17 are not yet exercisable. Under the terms of the February 1993 grant, these options will become exercisable if, prior to February 18, 1998 and for a period of 30 consecutive trading days, the last transaction price of the common stock equals or exceeds $11.00. To the extent these options become exercisable, they will remain exercisable until February 18, 2003 along with the 300,000 options already exercisable under the 1993 Plan. To the extent these options do not become exercisable due to failure to reach the $11.00 stock price level, such options will become exercisable for one day on February 19, 1998. There were a total of 496,758 remaining shares available for grant under all plans as of December 31, 1996.

The Company has determined that the effect of applying the Statement 123 fair value method to options granted during 1996 would result in net earnings and earnings per share which are not materially different from reported amounts.

Note 12: Pension Plans
----------------------

A. P. Green has various pension plans covering substantially all employees. Plan benefits are generally based on years of service and compensation during the last years of employment. A. P. Green's contributions are made in accordance with independent actuarial reports to meet minimum funding requirements. The Company contributed $3.7 million and $2.1 million to these plans during 1996 and 1995, respectively. The plans' assets consist primarily of listed common stocks and debt securities.

Net pension expense for the years ended December 31, 1996, 1995 and 1994 included the following components:
--------------------------------------------------------------------------------
(In thousands)                                          1996     1995     1994
--------------------------------------------------------------------------------
Service cost of benefits earned during period       $  1,885 $  1,676  $ 1,793
Interest cost on projected benefit obligations         9,077    8,703    6,751
Actual (gain) loss on assets                         (11,712) (20,964)   1,055
Net amortization and deferral                          2,603   12,454   (8,892)
                                                      ------   ------   ------
  Net pension expense                                  1,853    1,869      707
Multiemployer pension expense                            183      170      181
                                                      ------   ------   ------
  Total pension expense                             $  2,036 $  2,039  $   888
================================================================================

The majority of the Company's pension plans have plan assets that exceed accumulated benefit obligations. The following table sets forth the actuarial present value of benefit obligations and funded status for all of the Company's pension plans at December 31, 1996 and 1995. Plan asset values and benefit obligations are measured as of September 30, 1996 and 1995:
--------------------------------------------------------------------------------
(In thousands)                             1996                    1995
                                    Assets      Accum.     Assets      Accum.
                                    Exceed     Benefits    Exceed     Benefits
                                    Accum.      Exceed     Accum.      Exceed
                                   Benefits     Assets    Benefits     Assets
--------------------------------------------------------------------------------
Accumulated benefit obligations,
   substantially all of which
   are vested                     $(90,474)   $(27,414)   $(90,318)   $(27,585)
Effect of projected future
   compensation levels              (6,027)        (55)     (7,442)        (24)
                                   -------     -------     -------     -------
  Projected benefit obligations    (96,501)    (27,469)    (97,760)    (27,609)
Plans' assets at fair value        104,405      17,218      99,899      15,597
                                   -------     -------     -------     -------
  Excess (deficiency)                7,904     (10,251)      2,139     (12,012)
Unrecognized net asset at
  transition                        (3,031)        (21)     (3,576)        (24)
Unrecognized net (gain) loss        (1,889)        630       4,794         827
Unrecognized prior service cost      4,307         945       4,036         582
Minimum pension liability
  adjustment                           --       (1,639)         --      (1,598)
                                   -------     -------     -------     -------
  Prepaid (accrued) pension cost  $  7,291    $(10,336)    $ 7,393    $(12,225)
================================================================================

In accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," the Company recorded an additional minimum pension liability of approximately $1.6 million at both December 31, 1996 and 1995. This minimum liability represented the excess of unfunded accumulated benefit obligations over recorded pension liabilities, determined on an individual plan basis. A corresponding amount was recorded as an intangible asset except to the extent the minimum liability for a particular plan exceeded the related unrecognized prior service cost, in which case the excess was recorded as a reduction of stockholders' equity. As of December 31, 1996, an intangible asset of approximately $454,000 was recorded, along with a reduction in stockholders' equity of $737,000, net of related tax benefits. At December 31, 1995, an intangible asset of approximately $345,000 was recorded, along with a reduction of stockholders' equity of $784,000, net of related tax benefits.

U.S. Pensions

The expected long-term rate of return on plan assets was 8.75% for 1996 and 1995 and 8.5% for 1994. A weighted average discount rate of 7.75%, 7.5% and 8.25% was used for 1996, 1995 and 1994, respectively. A rate of increase in future compensation levels of 5.0% for 1996, 1995 and 1994 was used in determining the actuarial present value of projected benefit obligations on all except hourly, collectively bargained plans.

Canadian Pensions

The expected long-term rate of return on plan assets was 8.5% for 1996, 1995 and 1994. A weighted average discount rate of 8.0% was used for all three years, and a 5.0% rate of increase in future compensation levels was used for 1996 and 1995, 6.5% for 1994.

Note 13: Long-Term Non-Pension Benefits
---------------------------------------

The Company sponsors two defined benefit postretirement plans that cover both salaried and nonsalaried employees. One plan provides health care benefits to employees hired prior to January 1, 1991 and the other provides life insurance benefits. The health care plan is contributory, with retiree contributions, deductibles and benefit levels adjusted periodically; the life insurance plan is noncontributory. Under the terms of its health care plan, based on anticipated increases in future health care costs, the retirees' share of total costs will be adjusted so that the Company's share will not increase more than 7% per annum. The Company maintains the right to adjust benefits, deductibles, contributions or the Company's share of increases, at its sole discretion, at future dates.

The following table sets forth the actuarial present value of the plans' benefit obligations at December 31, 1996 and 1995. The accumulated postretirement benefit obligation was measured as of September 30, 1996 and 1995.
--------------------------------------------------------------------------------
(In thousands)                                                1996      1995
--------------------------------------------------------------------------------
Accumulated postretirement benefit obligation
     Retirees, dependents and beneficiaries                $11,405   $12,198
     Fully eligible active plan participants                 2,669     2,588
     Other active plan participants                          3,486     3,353
                                                            ------    ------
Accumulated postretirement benefit obligation               17,560    18,139
Unrecognized prior service cost                               (202)     (231)
Unrecognized net loss from past experience
  different from that assumed                               (1,343)   (2,844)
                                                            ------    ------
Accrued postretirement benefits other than pensions        $16,015   $15,064
================================================================================

The Company's postretirement health care plan and life insurance plan are unfunded; the accumulated postretirement benefit obligation at December 31, 1996 and 1995 is $16.5 million and $17.0 million, respectively, for the health care plan and $1.1 million in both years for the life insurance plan.

Net postretirement benefits cost other than pensions for the years ended December 31, 1996, 1995 and 1994 included the following components:
--------------------------------------------------------------------------------
(In thousands)                                          1996     1995     1994
--------------------------------------------------------------------------------
Service cost of benefits earned during the period    $   617   $  344   $  355
Interest cost on accumulated
  postretirement benefit obligation                    1,313    1,106    1,044
Net amortization                                         108       --       --
                                                       -----    -----    -----
  Net postretirement benefits cost
    other than pensions                               $2,038   $1,450   $1,399
================================================================================

For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1996; the rate was assumed to decrease gradually to 5% by 2001 and remain at that level thereafter. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation for the health care plan as of December 31, 1996 by 3.0%, or $502,000, and would increase the service and interest costs of net postretirement health care benefits for the year then ended by 3.9%, or $75,000.

The discount rate used in determining the accumulated postretirement benefit obligation was 7.75%, 7.5% and 8.25% at December 31, 1996, 1995 and 1994,
respectively.

As discussed in Note 5, the Company adopted Statement 112 effective January 1, 1994. This standard requires use of the accrual method of accounting for benefits provided to former or inactive employees after employment but before retirement, rather than recognizing these expenses as they are paid. The projected benefit obligation relates to short-term and long-term disability benefits provided by the Company to salaried employees. The annual incremental expense for 1996, 1995 and 1994 was not material and the projected benefit obligation was $568,000 and $533,000 as of December 31, 1996 and 1995, respectively.

Note 14: Employee Savings Plans
-------------------------------

The Company  sponsors three defined  contribution  employee  savings plans under
Section 401(k) of the Internal Revenue Code. In one plan, all U.S. full-time salaried employees and the hourly employees of certain plants are eligible to participate. Participants are entitled to contribute between 2% and 15% of compensation. The Company makes contributions to the employee savings plans through the Employee Stock Ownership Trust.

The second plan, instituted in 1991, covers employees at certain locations who have negotiated participation through collective bargaining. Participants are eligible to contribute between 2% and 15% of compensation. For all of these locations, the Company matches 25% of the first 6% of a participant's contribution. Amounts charged against income were approximately $204,000, $214,000 and $151,000 in 1996, 1995 and 1994, respectively.

Effective January 1, 1996, all employees at LTI were eligible to participate in a defined contribution plan. Participants can contribute between 1% and 15% of compensation. The Company matches 50% of the first 4% of a participant's contribution. During 1996 $12,000 was charged against income.

Note 15: Employee Stock Ownership Trust
---------------------------------------

The Company sponsors an Employee Stock Ownership Trust (ESOT). All U.S. full-time salaried employees and the hourly employees of certain plants are eligible to participate. The ESOT purchased a total of 895,520 previously unissued shares of A. P. Green common stock. The shares were issued to the ESOT in accordance with the Stock Purchase Agreement between LaSalle National Bank, as Trustee, and A. P. Green. The aggregate purchase price of $10.0 million was financed entirely by A. P. Green. To secure the financing, the ESOT has pledged the shares to A. P. Green. A. P. Green makes the necessary contributions to the ESOT.
--------------------------------------------------------------------------------
(In thousands)                                          1996     1995     1994
--------------------------------------------------------------------------------
Interest payments on ESOT debt                        $  713   $  762   $  806
Principal payments                                       564      515      471
Less
   Dividends on ESOT shares used for debt service       (120)    (114)    (104)
   Forfeitures                                           (21)    (104)     (58)
   Interest income                                        (1)      (3)      --
                                                       -----    -----    -----
Contributions to ESOT                                  1,135    1,056    1,115
Administrative expenses                                  109      147      159
                                                       -----    -----    -----
Employee savings plan cost                            $1,244   $1,203   $1,274
================================================================================

The loan to the ESOT is repayable in annual installments extending through September 30, 2004. Interest is payable semiannually at 9.5% per annum. The note receivable from the ESOT is reflected as a reduction of stockholders' equity in the accompanying consolidated financial statements. The Company recognized interest income on the ESOT note of $700,000, $750,000 and $795,000 in 1996, 1995 and 1994, respectively.

Note 16: Preferred and Common Stock
-----------------------------------

The Company's preferred stock can be issued in one or more series without stockholder approval. A Preferred Share Purchase Right (Right) is attached to each outstanding share of common stock. The Rights become exercisable 10 days following a public announcement that a party acquired, or obtained the right to acquire, beneficial ownership of 20% or more of A. P. Green's outstanding common shares, or 10 days following commencement or announcement of a tender offer or exchange offer for 30% or more of A. P. Green's outstanding common shares. When exercisable, each Right entitles the registered holder to purchase from A. P. Green 1/10 of a share of a junior participating preferred stock, Series A, $1 par value per share, which is substantially similar to one common share, at a price of $45 per 1/10 of a preferred share, subject to adjustment. If A. P. Green is involved in a merger or business combination or if the acquiring entity engages in "self dealing transactions" after the Rights become exercisable, the Rights will entitle the holder to buy a number of shares of common stock of the acquiring company or of A. P. Green, as the case may be, having a fair market value at that time of twice the exercise price of the Right.

Note 17: Supplemental Financial Information
-------------------------------------------

Cash payments and selected non-cash investing and financing activities during 1996, 1995 and 1994 were as follows:
--------------------------------------------------------------------------------
(In thousands)                                          1996     1995     1994
--------------------------------------------------------------------------------
Income taxes paid                                     $3,763   $4,093   $2,125
Interest paid                                          3,206    3,191    1,039
================================================================================

Rental payments were approximately $1.0 million in each of the last three years. Minimum future payments under non-cancellable operating leases are approximately $1.0 million in 1997 and decline progressively to $0 after 2001. In most cases, management expects expiring leases will be replaced by similar leases. The lease obligations relate primarily to office and warehouse space.

Research and development costs are expensed as incurred and amounted to approximately $3.9 million, $2.9 million and $2.5 million during 1996, 1995 and 1994, respectively.

Research and development expenditures in 1996 included costs associated with LTI product development.

Note 18: Litigation
-------------------

Asbestos-Related Claims - Personal Injury
-----------------------------------------

A. P. Green is among numerous defendants in lawsuits pending as of December 31, 1996 that seek to recover compensatory and, in many cases, punitive damages for personal injury allegedly resulting from exposure to asbestos-containing products.

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

Claims activity for the Company for each of the years ended December 31, 1996, 1995 and 1994, based upon information provided by the Center, was as follows:

--------------------------------------------------------------------------------
                                                       1996     1995     1994
--------------------------------------------------------------------------------
Claims pending at January 1                          48,367   50,920   52,122
  Claims filed                                       29,702   12,560   14,836
 Cases settled, dismissed or
   otherwise resolved                               (19,184) (15,113) (16,038)
                                                     ------   ------   ------
    Claims pending at December 31                    58,885   48,367   50,920
                                                     ======   ======   ======
Average settlement amount per claim(1)              $ 1,582  $ 1,778  $ 1,816
================================================================================
(1)Substantially all settlements are covered by the Company's insurance program.

On January 15, 1993, the Members were named as defendants in a class action lawsuit brought on behalf of all persons who have been occupationally exposed to asbestos-containing products of the Members and who had not yet asserted claims for such exposure (the Class) pursuant to Federal Rule of Civil Procedure 23(b)(3) in the Federal District Court for the Eastern District of Pennsylvania. At the same time, a settlement (the Settlement) between the Members and the Class was filed with the court. Under the terms of the Settlement, the Members have agreed to pay compensation to any member of the Class who has, according to objective medical criteria, physical impairment as a result of such exposure. Different levels of compensation will be paid depending on the type and degree of physical impairment. No punitive damages will be paid. The Settlement provides, among other things, for a cap on the number of claims to be processed each year through 2004 and a range of settlement values for each disease category. Settlement values are based on historical average payments by the Center for similar cases. Each Member will be responsible for its percentage share of each claim payment (no joint and several liability), such shares having been previously established. A five week hearing was held to determine the fairness of the Settlement. At the end of the hearing, the court ruled that the Settlement was fair and enjoined Class members from filing lawsuits in the tort system against the Members. The Center has been processing and settling claims filed by Class members pursuant to the Settlement since 1994. The ruling by the Eastern District Court of Pennsylvania was appealed by certain objectors. The Third Circuit Court of Appeals reversed the lower court, ruling that the Class should be decertified. The Class members and settling plaintiffs applied for a writ of certiorari to the U. S. Supreme Court which was granted. Oral arguments were heard in February 1997.

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

Under the assumption that it receives the necessary court approvals, the Settlement has provided the Company with a basis for estimating its potential liability and related insurance recovery associated with asbestos cases. The Company has reviewed its insurance policies, historical settlement amounts, the number of pending cases and the projected number of claims to be filed pursuant to the Settlement and the Company's share of amounts to be paid thereunder. The Company has also reviewed its contractual liability for the payment of deductibles under certain insurance policies insuring Bartells against asbestos-related personal injury claims, such policies having been issued when Bartells was owned by A. P. Green. The Company has also reviewed the terms of the settlement agreement with its insurance carriers. Based upon such reviews, the Company has projected its liability for such cases and claims through 2004 to be approximately $112.0 million and $137.2 million at December 31, 1996 and 1995, respectively, with partially offsetting projected insurance reimbursements of approximately $110.4 million and $135.2 million, respectively.

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

Asbestos-Related Claims-Property Damage
---------------------------------------

A. P. Green is among numerous defendants in a property damage class action suit pending in South Carolina. A. P. Green previously has been dismissed from a number of property damage cases and believes that it should be dismissed from the South Carolina case based on the end uses of its products. A similar suit pending in the State of Oregon involves a former wholly owned subsidiary of the Company and is being defended by the Company's insurance carrier. Based upon the Company's history in these asbestos-related property damage claims, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's financial position or results of operations.

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

Note 19: Industry and Geographic Segments
-----------------------------------------

A. P. Green operates principally in two industry segments: Industrial Lime and Refractory Products and Services. Segment net sales include products sold and services rendered to unaffiliated customers. Interindustry segment sales were immaterial for the periods presented. No single customer accounted for more than 10% of consolidated annual net sales in any such period. Segment operating profit includes all costs and expenses directly related to the segment involved and a reasonable allocation of general costs and expenses which benefit more than one segment. General corporate expenses, interest income and interest expense are shown as separate line items in order to arrive at consolidated earnings before income taxes and cumulative effect of an accounting change. Corporate identifiable assets include cash and cash equivalents and those assets maintained for corporate purposes which are not directly related to the operations of either industry segment.

Industry Segments
--------------------------------------------------------------------------------
(In thousands)                                    1996        1995        1994
--------------------------------------------------------------------------------
Net Sales
--------------------------------------------------------------------------------
Refractory products and services              $218,400    $212,203    $160,933
Industrial lime                                 40,168      37,727      35,144
Intersegment eliminations                         (107)       (215)       (159)
                                               -------     -------     -------
                                              $258,461    $249,715    $195,918
================================================================================
Operating Profit
--------------------------------------------------------------------------------
Refractory products and services              $  7,972    $ 12,565    $ 11,463
Industrial lime                                  8,287       6,911       5,429
                                                ------      ------      ------
                                                16,259      19,476      16,892
                                                ------      ------      ------
Other charges to income
  General corporate
    expenses, net                                7,570       7,434       6,946
  Interest expense                               3,112       3,190       1,947
  Interest income                               (1,256)     (1,513)     (1,296)
                                                ------      ------      ------
                                                 9,426       9,111       7,597
                                                ------      ------      ------
Earnings before income taxes
  and cumulative effect of an
  accounting change                           $  6,833    $ 10,365    $  9,295
================================================================================
Identifiable Assets
--------------------------------------------------------------------------------
Refractory products and services              $284,180    $313,165    $311,514
Industrial lime                                 58,514      47,698      47,995
Corporate                                       12,435      12,705      13,613
                                               -------     -------     -------
                                              $355,129    $373,568    $373,122
================================================================================
Depreciation, Depletion and Amortization
--------------------------------------------------------------------------------
Refractory products and services              $  6,811    $  6,375    $  4,967
Industrial lime                                  2,813       2,751       2,653
Corporate                                          958       1,048       1,105
                                                ------      ------       -----
                                              $ 10,582    $ 10,174    $  8,725
================================================================================
Capital Expenditures
--------------------------------------------------------------------------------
Refractory products and services              $  9,675    $  7,597    $  2,154
Industrial lime                                  2,470       2,137       3,482
Corporate                                          747         422         846
                                                ------      ------       -----
                                              $ 12,892    $ 10,156    $  6,482
================================================================================

A. P. Green's principal operations are located in the United States, the United Kingdom, Canada, Mexico and the Far East. Transactions between geographic areas are accounted for on an "arm's-length" basis. Export sales to foreign, unaffiliated customers represent less than 10% of consolidated annual net sales.

--------------------------------------------------------------------------------
Geographic Segments
--------------------------------------------------------------------------------
(In thousands)                                    1996        1995        1994
--------------------------------------------------------------------------------
Net Sales
--------------------------------------------------------------------------------
United States                                 $226,290    $219,571    $176,869
Canada                                          23,759      24,045      17,876
United Kingdom                                   9,978       9,745       7,336
Mexico                                           8,123       3,242          --
Intersegment transfers                          (9,689)     (6,888)     (6,163)
                                               -------     -------     -------
                                              $258,461    $249,715    $195,918
================================================================================
Earnings (Loss) Before Income Taxes and Cumulative Effect
  of an Accounting Change
--------------------------------------------------------------------------------
United States                                 $  5,883    $  8,352    $  8,389
Canada                                            (324)        999         570
United Kingdom                                     607         673         336
Mexico                                             992         341          --
Far East                                          (325)         --          --
                                                 -----      ------       -----
                                              $  6,833    $ 10,365    $  9,295
================================================================================
Identifiable Assets
--------------------------------------------------------------------------------
United States                                 $306,945    $330,285    $339,380
Canada                                          17,143      18,000      15,887
United Kingdom                                   5,234       5,020       4,242
Mexico                                           6,447       5,451          --
Far East                                         6,925       2,107          --
Corporate                                       12,435      12,705      13,613
                                               -------     -------     -------
                                              $355,129    $373,568    $373,122
================================================================================

Note 20: Quarterly Financial Highlights (Unaudited)
---------------------------------------------------

--------------------------------------------------------------------------------
                                                First   Second    Third   Fourth
(Dollars in thousands, except per share data) Quarter  Quarter  Quarter  Quarter
--------------------------------------------------------------------------------
1996 (adjusted)
Net sales                                     $64,234  $69,538  $61,948  $62,741
Gross profit                                   11,355   13,496    8,942   10,315
Net earnings                                    1,604    2,571      162      336
Net earnings per common share                     .20      .32      .02      .04
--------------------------------------------------------------------------------
1995
Net sales                                     $61,889  $64,315  $62,652  $60,859
Gross profit                                   10,438    9,959   11,188    9,821
Net earnings                                    1,688    2,506    2,265    2,341
Net earnings per common share                     .21      .31      .28      .29
================================================================================

Lower sales and a planned reduction of refractory finished goods inventory during the third and fourth quarters of 1996 resulted in reduced production efficiencies and declines in gross profit and net earnings. Also contributing to the decline were inventory-related adjustments resulting from changes in inventory levels.

Note 21: Subsequent Event
-------------------------

The Company acquired a 51% ownership interest in Lanxide ThermoComposites, Inc. and Subsidiary (LTI) on December 31, 1995, at which date total stockholders' equity of LTI was $196,078. LTI has incurred quarterly net losses since the acquisition. ARB 51 requires that "...In the unusual case in which losses applicable to the minority interest in a subsidiary exceed the minority interest in the equity capital of the subsidiary, such excess and any further losses applicable to the minority interest shall be charged against the majority interest..." The Company did not become aware of this requirement until recently and, as such, has been charging 49% of all LTI losses against the minority interest.

In order to correct its prior accounting treatment, the Company has adjusted its consolidated statements of earnings for the year ended December 31, 1996 and the first three quarters of 1997.

The impact, by quarter, on the year ended December 31, 1996 was as follows:

--------------------------------------------------------------------------------
                                                First   Second    Third   Fourth
(Dollars in thousands, except per share data) Quarter  Quarter  Quarter  Quarter
--------------------------------------------------------------------------------
Minority interest in income of consolidated
  subsidiaries, net (as reported)              $ (140)  $ (186)   $(112)   $(36)
Minority interest in income of consolidated
  subsidiaries, net (as adjusted)                 (13)      80       70      63

Net earnings (as reported)                      1,731    2,837      344     435
Net earnings (as adjusted)                      1,604    2,571      162     336

Net earnings per common share (as reported)       .22      .36      .04     .05
Net earnings per common share (as adjusted)       .20      .32      .02     .04

In accordance with ARB 51, for future periods in which LTI has earnings the Company, as majority stockholder, will be credited with 100% of those earnings until such time as total stockholders' equity of LTI is positive.

                          INDEPENDENT AUDITORS' REPORT


THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
A. P. GREEN INDUSTRIES, INC.:

We have audited the accompanying consolidated statements of financial position of A. P. Green Industries, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996 (all as restated, see note 21). These consolidated financial statements are the responsibility of A. P. Green's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of A. P. Green Industries, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in note 5 of notes to consolidated financial statements, the Company changed its method of accounting for postemployment benefits in 1994.


/s/ KPMG Peat Marwick LLP


St. Louis, Missouri
February 10, 1997, except for
   note 21, as to which the date is
   January 13, 1998

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)      3.     Exhibits
                --------

         Exhibit No.
         -----------

         23      Consent of KPMG Peat Marwick LLP

         27      Financial Data Schedule as of December 31, 1996 (as adjusted).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     A. P. GREEN INDUSTRIES, INC.
                                     ----------------------------
                                             Registrant


Dated: February 2, 1998              By:  /s/   Gary L. Roberts
       ----------------                  ---------------------------
                                          Gary. L. Roberts, Vice President,
                                          Chief Financial Officer and Treasurer