Form 10-Q/A
period 1997-03-31
GREEN A P INDUSTRIES INC
filed 1998-02-02
CIK 826619

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-Q/A

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

A. P. GREEN INDUSTRIES, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

ADJUSTED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

                                                        March 31,   December 31,
                                                           1997         1996
                                                        ---------   ------------
(Dollars in thousands, except per share data)

ASSETS

  Current Assets
    Cash and cash equivalents                            $  3,323      $  9,477
    Receivables (net of allowances -
      1997, $1,782;  1996, $1,701)                         42,947        42,084
    Reimbursement due on paid asbestos claims                 678         3,898
    Inventories                                            56,312        53,674
    Deferred income tax asset                               2,850         3,374
    Other                                                   6,941         7,030
                                                          -------       -------
      Total current assets                                113,051       119,537

  Property, plant and equipment, net                      106,844       107,394
  Projected insurance recovery on asbestos claims         118,343       110,374
  Pension assets                                            9,061         9,044
  Intangible assets, net                                    4,078         4,132
  Other assets                                              4,589         4,648
                                                          -------       -------
Total assets                                             $355,966      $355,129
                                                          =======       =======


LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                                     $ 21,158      $ 20,408
    Accrued expenses
      Payrolls                                              5,599         6,267
      Taxes other than on income                            1,591         1,860
      Insurance reserves                                    3,472         3,574
      Other                                                 6,369         6,528
    Current maturities of long-term debt                    4,145         4,168
    Income taxes                                            1,126         1,191
                                                          -------       -------
      Total current liabilities                            43,460        43,996

  Deferred income taxes                                     9,459        10,228
  Long-term non-pension benefits                           16,832        16,583
  Long-term pensions                                       12,726        12,449
  Long-term debt                                           34,736        40,109
  Projected asbestos claims                               118,343       111,966
                                                          -------       -------
      Total liabilities                                   235,556       235,331
                                                          -------       -------

  Minority Interests                                        2,652         2,088

  Stockholders' Equity
    Preferred stock - $1 par value;
      authorized:  2,000,000 shares;
      issued and outstanding:  none                            --            --
    Common stock - $1 par value;
      authorized: 10,000,000 shares;
      issued:  8,978,792 in 1997
      and 8,975,442 in 1996                                 8,979         8,975
    Additional paid-in capital                             68,335        68,309
    Retained earnings                                      60,806        60,477
    Less: Deferred foreign currency translation            (3,186)       (2,875)
          Treasury stock of 953,934 shares in 1997
             and 1996, at cost                             (9,498)       (9,498)
          Note receivable-ESOT                             (6,941)       (6,941)
          Minimum pension liability adjustment,
             net of tax                                      (737)         (737)
                                                          -------       -------
      Total stockholders' equity                          117,758       117,710
                                                          -------       -------
Total liabilities and stockholders' equity               $355,966      $355,129
                                                          =======       =======
See accompanying notes to adjusted consolidated financial statements.

A. P. GREEN INDUSTRIES, INC.

ADJUSTED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)




                                                          Three months ended
                                                               March 31,
                                                       -------------------------
(Dollars in thousands, except per share data)             1997           1996
                                                       ----------     ----------

Net sales                                             $    64,816   $    64,234

Cost of sales                                              54,014        52,742
                                                        ---------     ---------
     Gross profit                                          10,802        11,492

Expenses and other income

    Selling & administrative expenses                       9,222         9,006

    Interest expense                                          834           786

    Interest income                                          (247)         (322)

    Minority interest in income (loss) of partnership           4           (33)

    Other income, net                                         (66)         (142)
                                                        ---------     ---------
       Earnings before income taxes                         1,055         2,197

Income tax expense                                            358           786

Equity in net income of affiliates                            (15)         (180)

Minority interest in income (loss) of
  consolidated subsidiaries                                    69           (13)
                                                        ---------     ---------
Net earnings                                          $       643   $     1,604
                                                        =========     =========
Net earnings per common share                         $      0.08   $      0.20
                                                        =========     =========
Weighted average number of common shares                8,023,220     8,077,442
                                                        =========     =========
Dividends per common share                            $      0.04   $     0.035
                                                        =========     =========

See accompanying notes to adjusted consolidated financial statements.

A. P. GREEN INDUSTRIES, INC.

ADJUSTED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                          Three months ended
                                                                March 31,
                                                       ------------------------
(Dollars in thousands)                                    1997          1996
                                                       ----------    ----------
Cash flows from operating activities

  Net earnings                                        $       643       $ 1,604

  Adjustments for items not requiring (providing) cash
    Depreciation, depletion and amortization                2,999         2,592
    Stock compensation to directors                            29            28
    Provision for losses on accounts receivable               195           148
    Loss (gain) on sale of assets                             (58)           36
    Equity in earnings of affiliates,
      net of dividends received                               (15)         (180)
    Minority interest in income (losses) of consolidated
      subsidiaries and partnerships                            73           (46)

  Decrease (increase) in assets
    Trade receivables                                      (1,058)         (500)
    Asbestos claim and fee reimbursements received          5,236         4,913
    Inventories                                            (2,639)       (2,418)
    Receivable and prepaid taxes                               45           355
    Other current assets                                       (6)         (601)

  Increase (decrease) in liabilities
    Accounts payable and accrued expenses                    (447)       (3,306)
    Asbestos claims paid                                   (3,607)       (4,371)
    Pensions                                                  277           118
    Income taxes                                              (65)          316
    Deferred income taxes                                    (246)          146
    Long-term non-pension benefits                            249           342
                                                           ------        ------
  Net cash provided by (used in) operating activities       1,605          (824)
                                                           ------        ------
Cash flows from investing activities

  Capital expenditures                                     (1,589)       (3,264)
  Increase in other long-term assets                          (24)         (272)
  Decrease (increase) in pension assets                       (17)           99
  Proceeds from sales of assets                               106            26
                                                           ------        ------
  Net cash used in investing activities                    (1,524)       (3,411)
                                                           ------        ------
Cash flows from financing activities

  Repayments of debt                                       (6,100)          (63)
  Proceeds from borrowings                                     --            75
  Dividends paid                                             (321)         (283)
  Capital contributions from minority partner                 490            --
  Tax benefit on dividends paid to ESOT                         7             7
                                                           ------        ------
  Net cash used in financing activities                    (5,924)         (264)
                                                           ------        ------
Effect of exchange rate changes                              (311)         (308)
                                                           ------        ------
Net decrease in cash and cash equivalents                  (6,154)       (4,807)

Cash and cash equivalents at beginning of year              9,477         9,284
                                                           ------        ------
Cash and cash equivalents at end of period                $ 3,323       $ 4,477
                                                           ======        ======

See accompanying notes to adjusted consolidated financial statements.

A. P. GREEN INDUSTRIES, INC.

NOTES TO ADJUSTED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

3.       INVENTORIES
         -----------

                                             March 31, 1997  December 31, 1996
                                             --------------  -----------------

         Finished goods & work-in-process
           Valued at LIFO:
             FIFO cost                           $33,979          $31,278
             Less LIFO reserve                   (14,472)         (14,907)
                                                 -------          -------
                  LIFO cost                       19,507           16,371
         Valued at FIFO                           13,223           13,225
                                                 -------          -------
         TOTAL                                    32,730           29,596
                                                 -------          -------

         Raw materials and supplies
           Valued at LIFO:
             FIFO cost                            17,116           17,702
             Less LIFO reserve                    (6,275)          (6,129)
                                                 -------          -------
               LIFO cost                          10,841           11,573
           Valued at FIFO                         12,741           12,505
                                                 -------          -------

             TOTAL                                23,582           24,078
                                                 -------          -------
                                                 $56,312          $53,674
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

         Claims activity for the Company for each of the years ended December 31, 1996, 1995 and 1994, based upon information provided by the Center, was as follows:
         -----------------------------------------------------------------------
                                                   1996        1995        1994
         -----------------------------------------------------------------------
         Claims pending at January 1             48,367      50,920      52,122
         Claims filed                            29,702      12,560      14,836
         Cases settled, dismissed or
            otherwise resolved                  (19,184)    (15,113)    (16,038)
                                                -------     -------     -------
            Claims pending at December 31        58,885      48,367      50,920
                                                =======     =======     =======

         Average settlement amount per claim(1) $ 1,582     $ 1,778     $ 1,816
         =======================================================================
         (1)Substantially all settlements are covered by the Company's insurance program.

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

5.       SUBSEQUENT EVENT
         ----------------

         The   Company   acquired   a  51%   ownership   interest   in   Lanxide
         ThermoComposites, Inc. and

         Subsidiary (LTI) on December 31, 1995, at which date total stockholders' equity of LTI was $196,078. LTI has incurred quarterly net losses since the acquisition. Accounting Research Bulletin No. 51, "Consolidated Financial Statements" (ARB51), requires that "...In the unusual case in which losses applicable to the minority interest in a subsidiary exceed the minority interest in the equity capital of the subsidiary, such excess and any further losses applicable to the minority interest shall be charged against the majority interest..." The Company did not become aware of this requirement until recently and, as such, as been charging 49% of all LTI losses against the minority interest.

         In order to correct its prior accounting treatment, the Company has adjusted its consolidated statements of earnings for the year ended December 31, 1996 and the first three quarters of 1997.

         The impact on the quarters ended March 31, 1997 and 1996 was as follows:

                                                         Three months ended
                                                              March 31,
                                                         ------------------
          (Dollars in thousands, except per share data)    1997      1996
                                                         ------------------

          Net earnings
            As reported                                    $811     $1,731
            As adjusted                                     643      1,604

          Net earnings per common share
            As reported                                     .10        .22
            As adjusted                                     .08        .20

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

        In order to correct its prior accounting treatment, the Company has adjusted its consolidated statements of earnings for the year ended December 31, 1996 and the first three quarters of 1997. The impact on the quarter ended March 31, 1997 was to increase minority interest in income of consolidated subsidiaries by approximately $168,000 through the elimination of the minority interest in all LTI losses for the quarter, which reduced net income by the same amount, or $.02 per share. The impact on the quarter ended March 31, 1996 was to increase minority interest in income of consolidated subsidiaries and reduce net income by approximately $127,000, or $.02 per share. In addition, on the adjusted consolidated statements of financial position minority interests was increased and retained earnings reduced by approximately $842,000 as of March 31, 1997 and approximately $127,000 and $674,000 as of March 31, 1996 and December 31, 1996, respectively. These adjustments are reflected in the adjusted consolidated financial statements included herein under Item 1., as well as wherever these items appear in or impact the supplementary data.

        In accordance with ARB 51, for future periods in which LTI has earnings the Company, as majority stockholder, will be credited with 100% of those earnings until such time as total stockholders' equity of LTI is positive.

FINANCIAL CONDITION
-------------------

                               Summary Information
                             (Dollars in thousands)

                                       March 31,
                                 ---------------------     December 31,
                                   1997          1996          1996
                                 -------       -------       -------

Working capital                 $ 69,591      $ 79,426      $ 75,541

Current ratio                      2.6:1         3.0:1         2.7:1

Total assets                    $355,966      $366,302      $355,129

Current maturities of
 long-term debt                    4,145         2,742         4,168

Long-term debt                    34,736        34,360        40,109

Stockholders' equity (adjusted) $117,758      $115,047      $117,710

Debt to total
 capitalization(1) (adjusted)       24.8%         24.4%         27.3%

         (1) Calculated as total Debt (long-term debt including current maturities) divided by total stockholders' equity plus total Debt.

A. P. GREEN INDUSTRIES, INC.

PART II.  OTHER INFORMATION

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

         (a)      Exhibits:
                  ---------

                  Exhibit No.
                  -----------

                  27 Financial Data Schedule as of and for the Three Months Ended March 31, 1997, as adjusted

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


Date: February 2, 1998
      ----------------