Form 10-Q/A
period 1997-06-30
GREEN A P INDUSTRIES INC
filed 1998-02-02
CIK 826619

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

A. P. GREEN INDUSTRIES, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

ADJUSTED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

                                                       June 30,    December 31,
                                                         1997         1996
                                                       --------    -----------
(Dollars in thousands, except per share data)

ASSETS

  Current Assets
    Cash and cash equivalents                           $  6,129     $  9,477
    Receivables (net of allowances -                                       --
      1997, $1,732;  1996, $1,701)                        43,865       42,084
    Reimbursement due on paid asbestos claims                 --        3,898
    Inventories                                           55,217       53,674
    Deferred income tax asset                              2,685        3,374
    Other                                                  7,619        7,030
                                                         -------      -------
      Total current assets                               115,515      119,537

  Property, plant and equipment, net                     106,386      107,394
  Projected insurance recovery on asbestos claims        108,437      110,374
  Pension assets                                           9,106        9,044
  Intangible assets, net                                   4,601        4,132
  Other assets                                             4,363        4,648
                                                         -------      -------
Total assets                                            $348,408     $355,129
                                                         =======      =======



LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                                    $ 16,798     $ 20,408
    Accrued expenses
      Payrolls                                             6,121        6,267
      Taxes other than on income                           1,934        1,860
      Insurance reserves                                   4,103        3,574
      Other                                                6,942        6,528
    Current maturities of long-term debt                   4,120        4,168
    Income taxes                                           1,183        1,191
                                                         -------      -------
      Total current liabilities                           41,201       43,996

  Deferred income taxes                                    8,533       10,228
  Long-term non-pension benefits                          17,258       16,583
  Long-term pensions                                      12,652       12,449
  Long-term debt                                          37,710       40,109
  Projected asbestos claims                              108,437      111,966
                                                         -------      -------
      Total liabilities                                  225,791      235,331
                                                         -------      -------

  Minority Interests                                       2,648        2,088

  Stockholders' Equity
    Preferred stock - $1 par value;
      authorized:  2,000,000 shares;
      issued and outstanding:  none                           --           --
    Common stock - $1 par value;
      authorized: 10,000,000 shares;
      issued:  8,980,092 in 1997
      and 8,975,442 in 1996                                8,980        8,975
    Additional paid-in capital                            68,334       68,309
    Retained earnings                                     63,003       60,477
    Less: Deferred foreign currency translation           (3,172)      (2,875)
          Treasury stock of 953,934 shares in
            1997 and 1996, at cost                        (9,498)      (9,498)
          Note receivable-ESOT                            (6,941)      (6,941)
          Minimum pension liability adjustment, net of
            tax                                             (737)        (737)
                                                         -------      -------
      Total stockholders' equity                         119,969      117,710
                                                         -------      -------
Total liabilities and stockholders' equity              $348,408     $355,129
                                                         =======      =======

See accompanying notes to adjusted consolidated financial statements.

A. P. GREEN INDUSTRIES, INC.

ADJUSTED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)




                                                     Three months ended June 30,
                                                     --------------------------
(Dollars in thousands, except per share data)             1997         1996
                                                       ---------    ---------

Net sales                                            $    71,853  $    69,538

Cost of sales                                             58,239       55,913
                                                       ---------    ---------
     Gross profit                                         13,614       13,625

Expenses and other income

    Selling & administrative expenses                      9,176        9,211

    Interest expense                                         812          791

    Interest income                                         (251)        (285)

    Minority interest in loss of partnership                 (89)          (7)

    Other income, net                                        (50)        (125)
                                                       ---------    ---------
       Earnings before income taxes                        4,016        4,040

Income tax expense                                         1,435        1,588

Equity in net income of affiliates                           (15)        (199)

Minority interest in income of consolidated
    subsidiaries                                              85           80
                                                       ---------    ---------
    Net earnings                                     $     2,511  $     2,571
                                                       =========    =========
Net earnings per common share                        $      0.31  $      0.32
                                                       =========    =========
Weighted average number of common shares               8,025,629    8,030,739
                                                       =========    =========
Dividends per common share                           $     0.040  $     0.035
                                                       =========    =========

See accompanying notes to adjusted consolidated financial statements.

A. P. GREEN INDUSTRIES, INC.

ADJUSTED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)




                                                      Six months ended June 30,
                                                      ------------------------
(Dollars in thousands, except per share data)             1997         1996
                                                       ---------    ---------
Net sales                                            $   136,669  $   133,772

Cost of sales                                            112,253      108,655
                                                       ---------    ---------
     Gross profit                                         24,416       25,117

Expenses and other income

    Selling & administrative expenses                     18,398       18,217

    Interest expense                                       1,646        1,577

    Interest income                                         (499)        (606)

    Minority interest in loss of partnership                 (85)         (41)

    Other income, net                                       (116)        (268)
                                                       ---------    ---------
       Earnings before income taxes                        5,072        6,238

Income tax expense                                         1,793        2,374

Equity in net income of affiliates                           (30)        (379)

Minority interest in income of consolidated
    subsidiaries, net                                        155           68
                                                       ---------    ---------
     Net earnings                                          3,154        4,175
                                                       =========    =========
Net earnings per common share                        $      0.39  $      0.52
                                                       =========    =========
Weighted average number of common shares               8,024,431    8,054,090
                                                       =========    =========
Dividends per common share                           $      0.08  $      0.07
                                                       =========    =========

See accompanying notes to adjusted consolidated financial statements.

A. P. GREEN INDUSTRIES, INC.

ADJUSTED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                      Six months ended June 30,
                                                      ------------------------
(Dollars in thousands)                                   1997          1996
                                                      ----------    ----------

Cash flows from operating activities

  Net earnings                                           $ 3,154      $ 4,175

  Adjustments for items not requiring (providing) cash
    Depreciation, depletion and amortization               5,985        5,205
    Stock compensation to directors                           29           28
    Provision for losses on accounts receivable              363          333
    (Loss) gain on sale of assets                            (39)         110
    Equity in earnings of affiliates,
      net of dividends received                              (30)        (191)
    Minority interest in income of consolidated
      subsidiaries and partnerships,net                       70           27

  Decrease (increase) in assets
    Trade receivables                                     (2,144)      (4,234)
    Asbestos claim and fee reimbursements received        15,162        5,144
    Inventories                                           (1,543)         247
    Receivable and prepaid taxes                              45          336
    Other current assets                                    (761)        (806)

  Increase (decrease) in liabilities
    Accounts payable and accrued expenses                 (2,739)      (3,123)
    Asbestos claims paid                                 (12,855)      (4,968)
    Pensions                                                 203          (65)
    Income taxes                                              (9)         109
    Deferred income taxes                                 (1,006)        (234)
    Long-term non-pension benefits                           675          575
                                                          ------       ------
  Net cash provided by operating activities                4,560        2,668
                                                          ------       ------
Cash flows from investing activities

  Capital expenditures                                    (4,001)      (7,047)
  Increase in other long-term assets                        (467)        (204)
  Decrease (increase) in pension assets                      (62)          52
  Proceeds from sales of assets                              208           69
                                                          ------       ------
  Net cash used in investing activities                   (4,322)      (7,130)
                                                          ------       ------
Cash flows from financing activities

  Repayments of debt                                     (11,151)        (107)
  Proceeds from borrowings                                 8,000          225
  Dividends paid                                            (642)        (563)
  Capital contributions from minority partner                490           --
  Purchase of common stock for treasury                       --         (480)
  Tax benefit on dividends paid to ESOT                       14           14
                                                          ------       ------
  Net cash used in financing activities                   (3,289)        (911)
                                                          ------       ------
Effect of exchange rate changes                             (297)        (348)
                                                          ------       ------
Net decrease in cash and cash equivalents                 (3,348)      (5,721)

Cash and cash equivalents at beginning of year             9,477        9,284
                                                          ------       ------
Cash and cash equivalents at end of period               $ 6,129      $ 3,563
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

3.       INVENTORIES
         -----------

                                            June 30, 1997  December 31, 1996
                                            -------------  -----------------
         Finished goods & work-in-process
           Valued at LIFO:
             FIFO cost                        $ 32,721          $31,278
             Less LIFO reserve                 (14,272)         (14,907)
                                               -------          -------
               LIFO cost                        18,449           16,371
           Valued at FIFO                       13,127           13,225
                                               -------          -------
             TOTAL                              31,576           29,596
                                               -------          -------
         Raw materials and supplies
           Valued at LIFO:
             FIFO cost                          17,131           17,702
             Less LIFO reserve                  (6,012)          (6,129)
                                               -------          -------
               LIFO cost                        11,119           11,573
           Valued at FIFO                       12,522           12,505
                                               -------          -------
             TOTAL                              23,641           24,078
                                               -------          -------
                                               $55,217          $53,674
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

         The impact on the three-month and six-month periods ended June 30, 1997 and 1996 was as follows:

                               Three months ended         Six Months Ended
                                    June 30,                  June 30,
(Dollars in thousands,         ------------------         ----------------
 except per share data)          1997       1996           1997      1996
                               ------------------         ----------------
Net earnings
  As reported                   $2,651     $2,837         $3,462    $4,568
  As adjusted                    2,511      2,571          3,154     4,175

Net earnings per common share
  As reported                      .33        .36            .43       .57
  As adjusted                      .31        .32            .39       .52

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

        In order to correct its prior accounting treatment, the Company has adjusted its consolidated statements of earnings for the year ended December 31, 1996 and the first three quarters of 1997. The impact on the quarter and six months ended June 30, 1997 was to increase minority interest in income of consolidated subsidiaries by approximately $140,000 and $308,000, respectively, through the elimination of the minority interest in all LTI losses for the quarter and six-month period, which reduced net income by the same amounts, or $.02 and $.04 per share, respectively. The impact on the quarter and six months ended June 30, 1996 was to increase minority interest in income of consolidated subsidiaries by approximately $266,000 and $393,000, respectively, which reduced net income by the same amounts, or $.04 and $.05 per share, respectively. In addition, on the adjusted consolidated statements of financial position minority interests was increased and retained earnings reduced by approximately $982,000 as of June 30, 1997 and approximately $393,000 and $674,000 as of June 30, 1996 and December 31, 1996, respectively. These adjustments are reflected in the adjusted consolidated financial statements included herein under Item 1., as well as wherever these items appear in or impact the supplementary data.

        In accordance with ARB 51, for future periods in which LTI has earnings the Company, as majority stockholder, will be credited with 100% of those earnings until such time as total stockholders' equity of LTI is positive.

FINANCIAL CONDITION
-------------------

                               Summary Information
                             (Dollars in thousands)

                                          June 30,
                                     ------------------     December 31,
                                      1997         1996         1996
                                     ------       ------    ------------

Working capital                    $ 74,314     $ 79,471      $ 75,541

Current ratio                         2.8:1        3.0:1         2.7:1

Total assets                       $348,408     $367,260      $355,129

Current maturities of
 long-term debt                       4,120        2,867         4,168

Long-term debt                       37,710       34,341        40,109

Stockholders' equity (adjusted)     119,969      116,825       117,710

Debt to total
 capitalization(1)(adjusted)          25.9%        24.2%         27.3%


(1) Calculated as total Debt (long-term debt including current maturities) divided by total stockholders' equity plus total Debt.

A. P. GREEN INDUSTRIES, INC.

PART II.  OTHER INFORMATION

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

       (a)        Exhibits:
                  ---------

                  Exhibit No.
                  -----------

                  27 Financial Data Schedule as of and for the Six Months Ended June 30, 1997, as adjusted

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