Form 10-Q/A
period 1997-09-30
GREEN A P INDUSTRIES INC
filed 1998-02-02
CIK 826619

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

A. P. GREEN INDUSTRIES, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

ADJUSTED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

                                                      September 30, December 31,
                                                          1997         1996
                                                      ------------- -----------
(Dollars in thousands, except per share data)

ASSETS

  Current Assets
    Cash and cash equivalents                           $  5,539     $  9,477
    Receivables (net of allowances -
       1997, $1,600;  1996, $1,701)                       44,717       42,084
    Reimbursement due on paid asbestos claims                 --        3,898
    Inventories                                           53,648       53,674
    Deferred income tax asset                              3,089        3,374
    Other                                                  6,717        7,030
                                                         -------      -------
        Total current assets                             113,710      119,537


  Property, plant and equipment, net                     105,961      107,394
  Projected insurance recovery on asbestos claims         82,556      110,374
  Pension assets                                           9,180        9,044
  Intangible assets, net                                   4,415        4,132
  Other assets                                             4,079        4,648
                                                         -------      -------
Total assets                                            $319,901     $355,129
                                                         =======      =======


LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                                    $ 16,202     $ 20,408
    Accrued expenses
        Payrolls                                           6,689        6,267
        Taxes other than on income                         2,490        1,860
        Insurance reserves                                 4,242        3,574
        Other                                              6,473        6,528
    Current maturities of long-term debt                   6,599        4,168
    Income taxes                                           1,423        1,191
                                                         -------      -------
        Total current liabilities                         44,118       43,996

  Deferred income taxes                                    7,863       10,228
  Long-term non-pension benefits                          17,568       16,583
  Long-term pensions                                      12,287       12,449
  Long-term debt                                          30,680       40,109
  Projected asbestos claims                               82,556      111,966
                                                         -------      -------
        Total liabilities                                195,072      235,331
                                                         -------      -------

  Minority Interests                                       2,619        2,088

  Stockholders' Equity
    Preferred stock - $1 par value;
       authorized:  2,000,000 shares;
       issued and outstanding:  none                          --           --
    Common stock - $1 par value;
       authorized: 10,000,000 shares;
       issued:  9,014,099 in 1997
       and 8,975,442 in 1996                               9,014        8,975
    Additional paid-in capital                            68,505       68,309
    Retained earnings                                     64,697       60,477
    Less: Deferred foreign currency translation           (3,448)      (2,875)
          Treasury stock of 953,934 shares in 1997
            and 1996, at cost                             (9,498)      (9,498)
          Note receivable-ESOT                            (6,323)      (6,941)
          Minimum pension liability adjustment,
            net of tax                                      (737)        (737)
                                                         -------      -------
      Total stockholders' equity                         122,210      117,710
                                                         -------      -------
    Total liabilities and stockholders' equity          $319,901     $355,129
                                                         =======       ======

See accompanying notes to adjusted consolidated financial statements.

A. P. GREEN INDUSTRIES, INC.

ADJUSTED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)




                                                        Three months ended
                                                           September 30,
                                                      ------------------------
(Dollars in thousands, except per share data)            1997          1996
                                                       ---------    ---------

Net sales                                            $    70,696  $    61,948

Cost of sales                                             57,907       52,856
                                                       ---------    ---------
  Gross profit                                            12,789        9,092

Expenses and other income

  Selling & administrative expenses                        9,447        8,798

  Interest expense                                           817          766

  Interest income                                           (232)        (279)

  Minority interest in loss of partnerships                 (124)         (35)

  Other income, net                                          (83)        (324)
                                                       ---------    ---------
    Earnings before income taxes                           2,964          166

Income tax expense (benefit)                               1,003          (66)

Equity in net income of affiliates                          (143)           -

Minority interest in income of consolidated
  subsidiaries                                                95           70
                                                       ---------    ---------
  Net earnings                                       $     2,009  $       162
                                                       =========    =========
Net earnings per common share                        $      0.25  $      0.02
                                                       =========    =========
Weighted average number of common shares               8,055,114    8,021,508
                                                       =========    =========
Dividends per common share                           $      0.04  $      0.04
                                                       =========    =========
See accompanying notes to adjusted consolidated financial statements.

A. P. GREEN INDUSTRIES, INC.

ADJUSTED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)




                                                         Nine months ended
                                                            September 30,
                                                      ------------------------
(Dollars in thousands, except per share data)             1997         1996
                                                       ---------    ---------

Net sales                                            $   207,365  $   195,720

Cost of sales                                            170,160      161,511
                                                       ---------    ---------
  Gross profit                                            37,205       34,209

Expenses and other income

  Selling & administrative expenses                       27,846       27,015

  Interest expense                                         2,463        2,343

  Interest income                                           (731)        (885)

  Minority interest in loss of partnerships                 (209)         (76)

  Other income, net                                         (200)        (591)
                                                       ---------    ---------
    Earnings before income taxes                           8,036        6,403

Income tax expense                                         2,797        2,307

Equity in net income of affiliates                          (174)        (379)

Minority interest in income of consolidated
  subsidiaries, net                                          250          138
                                                       ---------    ---------
  Net earnings                                       $     5,163  $     4,337
                                                       =========    =========
Net earnings per common share                        $      0.64  $      0.54
                                                       =========    =========
Weighted average number of common shares               8,034,771    8,043,150
                                                       =========    =========
Dividends per common share                           $      0.12  $      0.11
                                                       =========    =========
See accompanying notes to adjusted consolidated financial statements.

A. P. GREEN INDUSTRIES, INC.

ADJUSTED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         Nine months ended
                                                           September 30,
                                                      ------------------------
(Dollars in thousands)                                    1997         1996
                                                      -----------  -----------

Cash flows from operating activities

  Net earnings                                           $ 5,163      $ 4,337

  Adjustments for items not requiring (providing) cash
    Depreciation, depletion and amortization               9,014        7,902
    Stock compensation to directors                           39           28
    Provision for losses on accounts receivable              542          511
    Loss on sale of assets                                    42           14
    Equity in earnings of affiliates,
      net of dividends received                              (26)         (95)
    Minority interest in income of consolidated
      subsidiaries and partnerships, net                      41           62

  Decrease (increase) in assets
    Trade receivables                                     (3,188)       2,834
    Asbestos claim and fee reimbursements received        21,681       17,260
    Inventories                                               26        3,340
    Receivable and prepaid taxes                              45         (137)
    Other current assets                                     132       (1,626)

  Increase (decrease) in liabilities
    Accounts payable and accrued expenses                 (2,541)      (5,258)
    Asbestos claims paid                                 (19,361)     (18,508)
    Pensions                                                (163)      (1,588)
    Income taxes                                             232         (418)
    Deferred income taxes                                 (2,080)        (527)
    Long-term non-pension benefits                           986          784
                                                          ------       ------
  Net cash provided by operating activities               10,584        8,915
                                                          ------       ------
Cash flows from investing activities

  Capital expenditures                                    (6,598)      (9,374)
  Increase in other long-term assets                        (187)        (454)
  Increase in pension assets                                (136)         (30)
  Proceeds from sales of assets                              314          389
  Payment received on ESOT note                              618          564
                                                          ------       ------
  Net cash used in investing activities                   (5,989)      (8,905)
                                                          ------       ------
Cash flows from financing activities

  Repayments of debt                                     (17,702)      (2,669)
  Proceeds from borrowings                                10,000          325
  Exercised stock options                                    195           --
  Dividends paid                                            (964)        (884)
  Capital contributions from minority partner                490           --
  Purchase of common stock for treasury                       --         (480)
  Tax benefit on dividends paid to ESOT                       21           22
                                                          ------       ------
  Net cash used in financing activities                   (7,960)      (3,686)
                                                          ------       ------
Effect of exchange rate changes                             (573)        (144)
                                                          ------       ------
Net decrease in cash and cash equivalents                 (3,938)      (3,820)

Cash and cash equivalents at beginning of year             9,477        9,284
                                                          ------       ------
Cash and cash equivalents at end of period               $ 5,539      $ 5,464
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

3.       INVENTORIES
         -----------

                                           September 30, 1997  December 31, 1996
                                           ------------------  -----------------

         Finished goods & work-in-process
           Valued at LIFO:
             FIFO cost                          $ 32,633            $31,278
             Less LIFO reserve                   (14,300)           (14,907)
                                                 -------            -------
               LIFO cost                          18,333             16,371
           Valued at FIFO                         12,460             13,225
                                                 -------            -------
             TOTAL                                30,793             29,596
                                                 -------            -------


         Raw materials and supplies
           Valued at LIFO:
             FIFO cost                            16,381             17,702
             Less LIFO reserve                    (5,914)            (6,129)
                                                 -------            -------
               LIFO cost                          10,467             11,573
           Valued at FIFO                         12,388             12,505
                                                 -------            -------
             TOTAL                                22,855             24,078
                                                 -------            -------
                                                 $53,648            $53,674
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

         The impact on the three-month and nine-month periods ended September 30, 1997 and 1996 was as follows:

                                Three months ended    Nine Months Ended
                                   September 30,         September 30,
(Dollars in thousands,          ------------------    -----------------
 except per share data)           1997       1996      1997       1996
                                ------------------    -----------------
Net earnings
  As reported                    $2,160      $344     $5,622     $4,912
  As adjusted                     2,009       162      5,163      4,337

Net earnings per common share
  As reported                       .27       .04        .70        .61
  As adjusted                       .25       .02        .64        .54

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

In order to correct its prior accounting treatment, the Company has adjusted its consolidated statements of earnings for the year ended December 31, 1996 and the first three quarters of 1997. The impact on the quarter and nine months ended September 30, 1997 was to increase minority interest in income of consolidated subsidiaries by approximately $151,000 and $459,000, respectively, through the elimination of the minority interest in all LTI losses for the quarter and nine-month period, which reduced net income by the same amounts, or $.02 and $.06 per share, respectively. The impact on the quarter and nine months ended September 30, 1996 was to increase minority interest in income of consolidated subsidiaries by approximately $182,000 and $575,000, respectively, which reduced net income by the same amounts, or $.02 and $.07 per share, respectively. In addition, on the adjusted consolidated statements of financial position minority interests was increased and retained earnings reduced by approximately $1,133,000 as of September 30, 1997 and approximately $575,000 and $674,000 as of September 30, 1996 and December 31, 1996, respectively. These adjustments are reflected in the adjusted consolidated financial statements included herein under Item 1., as well as wherever these items appear in or impact the supplementary data.

In accordance with ARB 51, for future periods in which LTI has earnings the Company, as majority stockholder, will be credited with 100% of those earnings until such time as total stockholders' equity of LTI is positive.

FINANCIAL CONDITION
-------------------

                               Summary Information
                             (Dollars in thousands)

                                     September 30,
                                 ---------------------       December 31,
                                   1997         1996             1996
                                 --------     --------       -----------

Working capital                  $ 69,592     $ 75,383         $ 75,541

Current ratio                       2.6:1        3.0:1            2.7:1

Total assets                     $319,901     $348,147         $355,129

Current maturities of
 long-term debt                     6,599        2,942            4,168

Long-term debt                     30,680       31,804           40,109

Stockholders' equity (adjusted)  $122,210     $117,442         $117,710

Debt to total
 capitalization(1)(adjusted)         23.4%        22.8%            27.3%


           (1) Calculated as total Debt (long-term debt including current maturities) divided by total stockholders' equity plus total Debt.

A. P. GREEN INDUSTRIES, INC.

PART II.  OTHER INFORMATION

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

       (a)        Exhibits:
                  ---------

                  Exhibit No.
                  -----------

                  27 Financial Data Schedule as of and for the Nine Months Ended September 30, 1997, as adjusted.

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