Form 10-K
period 1997-12-31
GREEN A P INDUSTRIES INC
filed 1998-03-31
CIK 826619

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 ---------------

For the fiscal year ended December 31, 1997        Commission File No. 0-16452
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant: As of March 27, 1998, the market value of A. P. Green Industries, Inc. Common Stock held by non-affiliates was approximately $170,500,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of March 27, 1998, 8,070,515 shares of Common Stock, $1.00 par value were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the indicated part of this report: None

                                     PART 1

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

                               Recent Developments
                               -------------------

         On March 3, 1998, the Company entered into an Agreement and Plan of Merger with Global Industrial Technologies, Inc. (Global) and BGN Acquisition Corp. The Agreement and Plan of Merger calls for, among other things, Global to purchase for cash all outstanding shares of the Company at $22.00 per share, or approximately $195.0 million, plus the assumption of $23.0 million of net debt. The transaction, which will be effected by means of a tender offer, has been approved by the Boards of Directors of both companies and, subject to regulatory approval, is expected to be completed during the second quarter of 1998. Global is a manufacturer of technologically advanced industrial products that support high-growth markets around the world. Its subsidiary, Harbison-Walker Refractories Company, operates 15 refractory plants in five countries, including the United States, Canada, Mexico, Chile and Germany.

         On March 6, 1998, a lawsuit was filed in the Court of Chancery in the state of Delaware seeking to enjoin the tender offer and alleging, among other things, that the stockholders of the Company are not receiving fair and adequate consideration for their shares. The Company has entered into an agreement in principle to settle the lawsuit whereby, subject to the negotiation and execution of definitive agreements, including mutually acceptable releases, (i) the Company mailed to the stockholders of the Company on March 24, 1998 a supplemental disclosure statement on Schedule 14D-9 containing certain financial information and projections and (ii) Mack G. Nichols, James M. Stolze, William
F. Morrison, Daniel Toll, Paul F. Hummer II, P. Jack O'Bryan, the Company, Global and BGN Acquisition Corp. will reimburse the plaintiff in the lawsuit for attorneys' fees and expenses, as awarded by the Court, in an aggregate amount of $180,000. The lawsuit and/or settlement thereof is not expected to have any impact on the transactions contemplated by the Agreement and Plan of Merger.

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

         In 1997, Palmetto Lime LLC, a 51%-owned joint venture with SCANA Corp., leased the property on which it will build a new lime processing facility in Charleston, South Carolina. Construction commenced in January 1998 and is expected to be completed by the end of 1998.

         The Company, headquartered in Mexico, Missouri, mines, processes, manufactures and distributes specialty minerals and mineral-based products, including industrial lime and refractories products in the United States and international markets. The Company operates 23 plants in the United States, Canada, Mexico, the United Kingdom (U.K.) and Indonesia.

         Lime Operations. APG Lime Corp. (APG Lime), a wholly owned subsidiary of A. P. Green and headquartered in Mexico, Missouri, is involved in the mining and processing of limestone into lime for various industrial applications. Primary customer applications include steel and aluminum production, pulp and paper processing, soil stabilization for road construction, water and waste water treatment, masonry and various environmental applications. High calcium limestone, mined from Company-owned deposits, is processed into two basic end products - quicklime, produced by heating crushed limestone in a rotary kiln, and hydrated lime, produced by adding water to quicklime through a controlled process. In addition, the Company produces dolomitic quicklime from purchased limestone and Cal-Dol lime, a blended lime product.

         APG Lime operates three plants, one in Kimballton, Virginia, one in Ripplemead, Virginia and one in New Braunfels, Texas, and is a 51% owner of Palmetto Lime LLC, which is constructing a new lime processing facility in Charleston, South Carolina. It generally serves customers in the geographic region surrounding its plants.

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

         Although the Company purchases some refractory and refractory-related products from other manufacturers, substantially all of the refractory products sold by it are manufactured in its own plants. The Company and its wholly owned subsidiaries, A. P. Green Refractories, Inc. and Detrick Refractory Fibers, Inc., manufacture refractories in 15 facilities located in the United States. The Company's wholly owned subsidiary, A. P. Green Refractories (Canada) Ltd., organized in 1931, and its subsidiary, 1086215 Ontario, Inc., operates two manufacturing facilities in Canada. The Company's wholly owned United Kingdom subsidiary, A. P. Green Refractories Limited, acquired by a predecessor of the Company in 1954, operates one manufacturing facility in Bromborough, England, and its subsidiary, Liptak Bradley Limited, installs refractory products worldwide except for North America. The Company's 51% owned Mexican subsidiary,
A. P. Green de Mexico SA de CV, operates one manufacturing facility near Monterrey, Mexico. The Company's wholly owned Indonesian subsidiary, PT AP Green Indonesia, operates one manufacturing facility in Cilegon, West Java, Indonesia. Significant investment has been made, particularly in the United States plants, to continuously improve quality, production efficiency and environmental controls. A. P. Green's safety record is consistently at or near the top of the refractory industry.

         During 1995 the Company took steps to broaden its technology base. INTOGREEN Co., a joint venture partnership with INTOCAST AG, was formed to sell and install cast monolithic ladle linings to the steel industry in the U. S., Canada and Mexico. INTOCAST AG, based in Germany, is a world leader in the development of cast ladle linings, which result in lower installation costs, reduced disposal of used refractory material and increased ladle availability to the steel plant. The INTOCAST Endless Lining System(R) is custom designed for each user. The system is gaining acceptance throughout North America and has become a major component of sales efforts to the steel industry.

         LTI, a 51% owned subsidiary purchased from Lanxide Corporation (Lanxide), which continues to own a substantial minority interest, concentrates on commercializing refractory products for the continuous casting segment of the steel industry utilizing ceramic composites technology licensed from Lanxide. LTI is expanding both its product line and market share, and during 1997 became a distributor of flow control technologies developed and manufactured by Krosaki Corporation of Japan. Under a separate licensing agreement, A. P. Green will develop and market refractory products utilizing the advanced materials technology developed by Lanxide in non-steel refractory applications throughout the world, excluding Japan. Included under the terms of the agreement are all future technologies developed by Lanxide and its licensees and joint ventures as applicable to non-steel refractory applications.

(b)  Financial Information About Industry Segments
     ---------------------------------------------

         Information  regarding industry segments of A. P. Green is set forth in
Note 19 of Notes to Consolidated Financial Statements starting on page F-25 of this Annual Report on Form 10-K.

(c)  Narrative Description of Business
     ---------------------------------

         Refractory Operations. A. P. Green manufactures refractory products in its own plants located in the United States, Canada, Mexico, the United Kingdom and Indonesia. These products are sold world wide to industrial end-users and to installers of refractories. The major end-users of the Company's refractory products and the percentage of the Company's 1997 and 1996 domestic refractory sales to such users are as follows:

                                    Percent of 1997          Percent of 1996
                                    U.S. Refractory          U.S. Refractory
End-User Industry Category           Products Sales           Products Sales
--------------------------           --------------           --------------

Iron and Steel                             30%                       33%
Nonferrous Metals                          17%                       15%
Cement, Lime, Gypsum, Paper,
   Ceramics, Glass and Clay                11%                       12%
Metal Castings and Fabrication              6%                        6%
Chemicals and Petrochemicals                6%                        6%
Other                                      30%                       28%

         A. P. Green is a leader in the manufacture and distribution of refractory materials in North America and throughout the world. Refractory materials are sold through a direct sales force, Company-owned distribution centers, independent distributors, licensees and agents to a diverse cross section of basic industry. The Company believes that success in the refractory industry is dependent, to a large extent, upon developing new products and modifying existing products in order to provide more value to the industries served. A. P. Green has a fully equipped and staffed research facility that can analyze the refractory failure mechanisms in its customers' applications in order to determine the optimum refractory solution. Often the best solution is to use a more sophisticated product which increases the upfront costs but results in a lower life cycle cost. The organization of research engineers, customer service engineers and product managers have a good track record of designing optimum solutions. Product design changes that have been introduced recently include pumpable, self-leveling castables and low-rebound wet gunning products that reduce installation costs, as well as many products that have been optimized to serve specific operating conditions. New castables based on cordierite aggregate have rapidly gained market acceptance.

         The Company's employee sales force is located throughout the United States, Canada and Mexico and in the Caribbean, Australia, Germany, the Philippines, and the United Kingdom. Refractory products are shipped directly to customers from the Company's plants and from a large network of distribution centers and distribution representatives located in the United States, Canada and the United Kingdom.

         The United States sales force is divided into geographic regions as well as industry groups. The industry groups are specialized sales and marketing teams that target their efforts to steel, aluminum and cement end-users. This has allowed the Company to provide a higher degree of customer assistance on refractory usage and selection and has enabled sales and marketing personnel to develop additional expertise in those end-user industries. This alignment has been beneficial to specific industry sales of the Company. Canadian and United States refractory sales efforts are coordinated in order to take advantage of a centralized marketing plan and to source products more efficiently.

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

         The major end-users of the Company's lime products and the percentage of the Company's 1997 and 1996 lime sales to such users is as follows:

                                        Percent of 1997        Percent of 1996
  End-User Industry Category          Lime Products Sales    Lime Products Sales
  --------------------------          -------------------    -------------------

  Pulp and Paper Processing                   38%                    36%
  Steel and Aluminum Production               28%                    28%
  Road Construction                           14%                    15%
  Environmental/Water Treatment               16%                    14%
  Masonry                                      3%                     4%
  Chemical and Industrial                      1%                     3%

         Increasing public awareness of and concern over environmental issues has resulted in increased lime demand for environmental applications. These include flue gas desulphurization, municipal waste treatment, drinking water treatment and remediation of hazardous waste. Lime demand from these markets is expected to increase and will provide APG Lime with opportunity for continued growth.

         Lime products include Cal-Dol lime blend; high calcium quicklime noted for chemical purity and reactivity for use in production of precipitated calcium carbonate by paper producers; and several dolomitic building lime products. Due to their heavy, bulk nature, industrial lime products cannot be shipped economically over long distances. This has resulted in regional sales and distribution, generally within a 400- mile radius of each facility. APG Lime's facilities are well located to take advantage of demand in the Southeastern U.S. and Texas and surrounding states. Product distribution involves direct shipments via rail and/or truck from the plants to the customers, distribution through terminals and customer pick-up at the plants.

         Raw Materials. A. P. Green maintains programs to attempt to ensure the availability of raw materials, including the purchase of materials for its short-term needs and the development of long-term sources of supply. Refractory clay and silica requirements are obtained from Company-owned deposits located in Alabama, Arkansas, Georgia, Idaho, Missouri, Ohio, Texas and Utah. Proven deposits contained approximately 10,800,000 tons of clay and silica as of December 31, 1997. Average annual mining of clay and silica during the last five years was 266,000 tons, with 1997 at 238,000 tons. Proven reserves are estimated to be sufficient for approximately 40 years of operations, based on recent average annual usage. The remaining refractory raw materials requirements are obtained from numerous suppliers. Refractory-grade bauxite is imported from China, Guyana and Brazil, and approximately 25% of the Company's magnesite supply is obtained from China. On a long-term basis, there is an adequate supply of materials available from these countries. There has been no significant interruption in the availability of Chinese or Brazilian bauxite or Chinese magnesite. There have been brief periods of limited supplies of bauxite from Guyana. Some alumina raw materials are available from only one or two suppliers in the United States. Current supplies are adequate to meet A. P. Green's planned production volume for the foreseeable future.

         A. P. Green's lime products require two major raw materials, high calcium limestone and dolomitic limestone. High calcium limestone is quarried from Company-owned deposits at the New Braunfels, Texas and Ripplemead, Virginia plants and mined from Company-owned and leased deposits at the Kimballton, Virginia plant. The deposit at New Braunfels contained about 50,800,000 tons of usable reserves as of December 31, 1997. The average annual mining of limestone at New Braunfels during the five-year period ended December 31, 1997 was 1,062,000 tons, with 1997 mining at 1,140,000 tons. Reserves of limestone at this location are estimated to be sufficient for about 48 years of operations, based on recent average annual usage. Company-owned and leased reserves at the Kimballton plant were estimated at 19,300,000 tons as of December 31, 1997. The average annual mining of limestone at Kimballton during the five-year period ended December 31, 1997 was 752,000 tons, with 1997 mining at 770,000 tons. Reserves of limestone at this location are estimated to be sufficient for 29 years of operations, based on recent average annual usage. Approximately 12,200,000 tons of limestone were originally estimated to have been obtained in the 1996 Eastern Ridge acquisition. During 1997 this estimate was increased by 13,400,000 tons, with an estimated 25,000,000 tons remaining at December 31, 1997 after mining 600,000 tons during 1997. Reserves at this location are estimated to be sufficient for 47 years of operations. Dolomitic lime and limestone are purchased from outside suppliers.

         Energy. Natural gas used in the production of refractory products represents approximately 65 percent of total refractory energy costs. However, natural gas usage accounts for only approximately 4 percent of the total cost of refractory sales. Most manufacturing plants maintain a supply of standby energy. Electrical costs vary between operations and account for the balance of refractory energy costs.

         The primary energy source used in the production of lime products is coal, which accounted for virtually all of the total fuel used at the Kimballton and Ripplemead plants and about 64 percent of the total fuel used at the New Braunfels plant during 1997. Natural gas (in lieu of coal) is the other major energy source used at New Braunfels, accounting for approximately 36 percent of that facility's total fuel usage in 1997. Coal for all locations and gas for New Braunfels are readily available from numerous suppliers.

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

         Both of the Company's industry segments are sensitive to cyclical fluctuations in the iron, steel and nonferrous metals industries. APG Lime is also sensitive to cyclical fluctuations in the pulp and paper processing industries.

         Order Backlog. Order backlog for refractories varies by month within a moderate range. The order backlog believed to be firm was approximately $28.9 million and $31.1 million at December 31, 1997 and 1996, respectively, requiring seven to eight weeks to service for 1997 as compared with eight to nine weeks for 1996.

         Lime products normally do not have any significant backlog, other than for soil stabilization backlog related to state highway lettings, which can vary significantly from period to period. Such backlog was approximately $3.1 million and $3.2 million at December 31, 1997 and 1996, respectively.

         Competition. The refractory industry is highly competitive and demand for refractories fluctuates with the level of activity in the basic industries.
A. P. Green is one of six major producers of domestic refractories. The Company competes internationally with several major domestic producers and a number of international companies. The Company continues to expand its international refractory sales efforts. In addition, there are numerous regional domestic refractory producers. The major areas of competition in the refractory industry are service, price and product performance. Although the manufacturing sector of the U. S. economy continues to move forward, improvements in process control and refractory material improvements have maintained a constant pressure on refractory pricing. New product introductions are increasing to meet demands of customer operating practices. More stringent requirements placed on product quality are being met with improved quality control at A. P. Green manufacturing plants to minimize deviations from refractory manufacturing standards. The U.K. Bromborough facility and the Mexico, Missouri, Fulton, Missouri, Sproul, Pennsylvania and Oak Hill, Ohio plants have been ISO 9002 certified and efforts are being made for certification of the other major U.S. and Canadian plants.

         The Virginia and Texas lime plants compete with two and three primary lime producers, respectively. Price-sensitive competition is strong within these areas.

         Capital Expenditures. A. P. Green has implemented a program of maintaining and modernizing its facilities to improve its competitive position. In the three years ended December 31, 1997, A. P. Green invested approximately $34.7 million for such purposes. Of those expenditures, 74% ($25.7 million) were for refractories operations and information systems and 26% ($9.0 million) were for improvements in lime production and environmental controls. A. P. Green believes that these expenditures have provided it with significant cost reductions in certain segments of its business.

         Research and Development. Product and process development activities are principally located at Mexico, Missouri, in a well equipped facility occupying 43,924 square feet. The major objective of the refractory technology department is to maintain A. P. Green at the technological forefront of the refractories industry with applied research and development of new and improved refractory products and high-temperature insulators. Product development related to LTI is funded and directed by A. P. Green at the Lanxide facilities in Newark, Delaware.

         The refractory technology department also is responsible for quality systems implementation, analytical services, applications engineering, product installation technical support and technical liaison with foreign operations. A pilot plant allows testing during the transition of new products to the commercial stage.

         Research and development expenditures amounted to approximately $2.8 million, $3.9 million and $2.9 million during 1997, 1996 and 1995, respectively. Research and development expenditures in 1996 included approximately $800,000 in costs associated with LTI product development.

         Significant Customers. A. P. Green is not dependent upon any single customer or group of customers on a regular basis, the loss of which would have a materially adverse effect on A. P. Green. No customer accounted for more than five percent of A. P. Green's consolidated annual net sales in 1997, 1996 or 1995.

         Employees. The average number of persons employed by A. P. Green during 1997, 1996 and 1995 was 1,906, 1,759 and 1,966, respectively. Approximately 900 employees are members of collective bargaining units. The represented unions in the U.S. and Canada are: the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, Laborers International, Brick Layers and Allied Craftsmen, and the United Steel Workers of America. The represented unions in the United Kingdom are: the Transport and General Workers' Union, the Amalgamated Union of Engineering Workers and the Union of Construction and Allied Trades. The represented union in Monterrey, Mexico is the Federation Nacional de Sindicatos Independientes. Five-year collective bargaining agreements were successfully negotiated in 1993 with the unions represented at the Mexico, Missouri and Fulton, Missouri plants, in 1994 with the unions represented at the Bessemer, Alabama and Little Rock, Arkansas plants and in 1995 with the unions represented at the Sulphur Springs, Texas, Gary, Indiana and Smithville, Ontario plants. New collective bargaining agreements were negotiated during 1996 at the Oak Hill, Ohio, Lehi, Utah, Rockdale, Illinois, Gary, Indiana and Sproul, Pennsylvania plants. The collective bargaining agreement covering approximately 525 employees at the Mexico, Missouri and Fulton, Missouri plants expires during 1998. A new collective bargaining agreement is expected to be successfully negotiated. A. P. Green considers its relations with its employees to be good.

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

         From time to time, the Company experiences on-site inspections by environmental regulatory authorities who may impose penalties or require remedial actions. A. P. Green believes that it has substantially complied with, and it intends in the future to so comply with, all laws and regulations (including foreign) governing pollution control and other environmental conditions in all material respects. Such compliance has not had, and is not expected to have, a material adverse effect upon A. P. Green's earnings or competitive position. Information regarding environmental and asbestos-related legal proceedings is set forth in Note 18 of Notes to Consolidated Financial Statements starting on Page F-22 of this Annual Report on Form 10-K. Capital expenditures have been made over the last several years and are planned in 1998 to install dust and emissions control equipment to improve the impact on the environment of refractory and lime manufacturing operations.

         Patents, Trademarks, and Licenses. All major product brand names, as well as the "A. P. Green" name, are registered in the United States and numerous other countries. A. P. Green currently holds 18 U.S. patents, and had one patent application outstanding at December 31, 1997. The expiration of these patents will not have a significant financial impact on A. P. Green. A. P. Green licenses its refractory technology and formulations to refractory producers around the world. Currently, there are nine license agreements with foreign, unaffiliated companies, two of which cover A. P. Green's full range of refractory products and seven of which are for limited product lines.

(d)      Financial Information About Foreign and Domestic Operations and Export
         ----------------------------------------------------------------------
         Sales
         -----

         Financial information regarding geographic segments of A. P. Green is set forth in Note 19 of Notes to Consolidated Financial Statements starting on page F-25 of this Annual Report on Form 10-K.


ITEM 2.  PROPERTIES

General
-------

         A. P. Green's principal properties are owned, except as noted, and none of the owned properties are subject to encumbrances, except for land and buildings at the Ellisville, Mississippi plant used to secure the industrial development revenue bond indebtedness at that plant. The buildings are adequate and suitable for the purposes for which they are used, have been well maintained, are in sound operating condition and are in regular use.

Headquarters
------------

         The headquarters of A. P. Green, which consists of 62,800 square feet of floor space, is located in Mexico, Missouri.

Refractory Manufacturing Facilities
-----------------------------------

         The following table describes the U.S. refractory manufacturing facilities operated by A. P. Green. Facilities are owned unless otherwise indicated. The plant in Warren, Ohio, obtained in the General acquisition, is excluded as it is no longer in operation and is currently held for sale.

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

         The facility at Ripplemead, Virginia consists of a surface mine, rail and various plant buildings, totaling approximately 75,000 square feet of floor space, situated on approximately 1,700 acres. This plant primarily manufactures industrial lime. In addition, a supply of finished goods is maintained at a leased warehouse facility near St. Matthews, South Carolina.

         The New Braunfels, Texas facility consists of a surface mine, rail and various plant buildings, totaling approximately 81,000 square feet of floor space, situated on approximately 1,010 owned acres. This plant manufactures industrial lime products, soil stabilization lime and lime-based mortars.

         APG Lime is also 51% owner of Palmetto Lime LLC, which is constructing a new lime processing facility in Charleston, South Carolina. When completed, this facility will consist of a rail, ship unloading and stone conveying equipment and various plant buildings, totaling approximately 9,000 square feet of floor space, situated on approximately 7.9 leased acres.

Canadian Subsidiary
-------------------

         A. P. Green Refractories (Canada) Ltd., a wholly owned subsidiary of A.
P. Green, owns 17,100 square feet of manufacturing space at Acton, Ontario to produce crucibles used by the precious metal assaying industry and vacuum formed fiber products. 1086215 Ontario, Inc., a wholly owned subsidiary of A. P. Green Refractories (Canada) Ltd., owns a 170,000 square foot building in Smithville, Ontario used for manufacturing and storage of basic brick, refractory mortars, cements, plastics and castables. In addition, raw materials, which are principally imported, are stored there. Distribution centers and/or sales offices are maintained at the following locations: Delta, British Columbia, Toronto, Ontario, and Montreal, Quebec, which are leased under initial lease terms of one to five years; and Ottawa, Ontario, Quebec City, Quebec, Edmonton, Alberta and Winnipeg, Manitoba, which are public warehouses under no fixed term commitment.

United Kingdom Subsidiaries
---------------------------

         A. P. Green Refractories Limited, a wholly owned subsidiary of A. P. Green Industries, Inc., leases and operates its headquarters and manufacturing facility in Bromborough, Wirral, England. A full range of specialties, including mortars, plastics and dense and light weight castables are manufactured in a 76,600 square foot building at this location. Distribution centers and sales offices are maintained in Bromborough and Sheffield in England and Risca in Wales to ensure complete customer coverage in the U.K. All of these facilities are leased under initial lease terms of one to nine hundred ninety-nine years.

         Liptak Bradley Limited, a wholly owned subsidiary of A. P. Green Refractories Limited, operates out of the same premises in Bromborough, providing a refractory installation service using exclusively A.
P. Green products.

Mexican Subsidiary
------------------

         A. P. Green de Mexico SA de CV, a 51% owned subsidiary of A. P. Green Refractories, Inc., owns and operates a manufacturing facility located in Salinas Victoria near Monterrey, Mexico. Cast shapes, castables, mortars and plastics are manufactured in a 53,800 square foot facility at this location.

Indonesian Subsidiary
---------------------

         PT AP Green Indonesia, a subsidiary owned 80% by A. P. Green Industries, Inc. and 20% by A. P. Green Refractories, Inc., owns and operates a 43,400 square foot castables manufacturing facility situated on 5.4 acres in Cilegon, West Java, Indonesia.


ITEM 3.  LEGAL PROCEEDINGS

         Information regarding legal proceedings is set forth in Note 18 of Notes to Consolidated Financial Statements starting on page F-22 of this Annual Report on Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

         A. P. Green Industries, Inc.'s common stock is traded on the New York Stock Exchange under the symbol APK. The approximate number of stockholders of record of A. P. Green's common stock at December 31, 1997 was 3,400.

         The following table sets forth the high and low per share sale prices, as reported on the New York Stock Exchange at December 31, 1997 and in the NASDAQ Stock Market for all other periods, and dividends for each quarter during the last two years, adjusted for the two-for-one stock split effected September 20, 1996.

                            1997                              1996
                 ----------------------------      ----------------------------
                                       Cash                              Cash
                    Sale Price       Dividend         Sale Price       Dividend
Quarter Ended    High         Low    Declared      High         Low    Declared
-------------    ----         ---    --------      ----         ---    --------

March 31        $ 10.25    $ 8.25     $ .04      $ 10.00     $ 8.25    $ .035

June 30           10.50      7.75       .04        10.75       8.00      .035

September 30      14.25      9.00       .04        12.00       9.81       .04

December 31       13.94     11.00       .04        11.50       9.25       .04

ITEM 6.  SELECTED FINANCIAL INFORMATION
(Dollars in thousands, except per share data)
------------------------------------------------------------------------------------------------------------
For years ended December 31,              1997          1996            1995           1994           1993
------------------------------------------------------------------------------------------------------------
Operating Items
Net sales                               $277,907      $258,461        $249,715       $195,918       $162,962

Gross profit                              50,056        44,108          41,406         34,498         32,083

Earnings before income taxes
    and cumulative effect of
    accounting changes                    11,136         6,833          10,365          9,295          9,392

Earnings before cumulative
    effect of accounting changes           8,068         4,673           8,800          6,673          6,497

Cumulative effect of accounting
    changes, net of tax                      -             -               -             (255)           -
                                         -------       -------         -------        -------        -------

Net earnings                               8,068         4,673           8,800          6,418          6,497
                                         =======       =======         =======        =======        =======

Per share data (1)
    Basic
       Earnings before cumulative
          effect of accounting
          changes, net of tax           $   1.00       $   .58         $  1.09       $    .83       $    .81

       Cumulative effect of
          accounting changes,
          net of tax                         -             -               -             (.03)           -
                                         -------       -------         -------        -------        -------

       Net earnings per common share        1.00           .58            1.09            .80            .81
                                         =======       =======         =======        =======        =======

    Diluted
       Earnings before cumulative
          effect of accounting
          changes, net of tax                .98           .57            1.07            .81            .81

       Cumulative effect of
          accounting changes,
          net of tax                         -             -               -             (.03)           -
                                         -------       -------         -------        -------        -------

      Net earnings per common share          .98           .57            1.07            .78            .81
                                         =======       =======         =======        =======        =======

    Dividends                                .16           .15             .14            .12            .03

Other Financial Items
Working capital                          $68,568       $75,541         $79,823       $ 78,565       $ 55,173
Current ratio                              2.5:1         2.7:1           2.8:1          2.6:1          3.1:1
Capital expenditures                     $11,671       $12,892         $10,156      $   6,482      $   6,149
Depreciation, depletion
    and amortization                      12,139        10,582          10,174          8,725          7,671
Total assets                             357,714       355,129         373,568        373,122        339,314
Long-term debt                            31,034        40,109          34,384         37,023         12,160
Stockholders' equity                     124,535       117,710         113,999        107,038        100,930
Debt to total
    capitalization (2)                     22.8%         27.3%           24.5%           25.8%         10.8%

(1) All per share data has been restated to reflect the two-for-one stock split effected September 20, 1996.
(2) Calculated as total Debt (long-term debt including current maturities) divided by total stockholders' equity plus total Debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

1997 Compared to 1996
---------------------

          Net sales increased 7.5% to $277.9 million in 1997 from $258.5 million in 1996. The impact from the December 31, 1996 acquisition of the Ripplemead, Virginia lime plant from Eastern Ridge Lime, L.P. (Eastern Ridge) was to increase sales by approximately $10.5 million. Gross profit increased 13.5% to $50.1 million in 1997 from $44.1 million in 1996, while net earnings increased 72.7% to $8.1 million, or $.98 per share, diluted, in 1997 from $4.7 million, or $.57 per share, diluted, in 1996. The impact from the Ripplemead plant on gross profit and net earnings was not material to the consolidated results.

Refractory Operations
---------------------

          Net sales from refractory operations increased 4.3% to $227.9 million in 1997 compared to $218.4 million in 1996. U.S. refractory sales increased 3.0% to $191.8 million in 1997 from $186.1 million in 1996. Significantly limiting this increase were lower sales of silica products from the Company's Lehi, Utah plant, which were high in 1996 due to capital projects at several glass and coke oven customers. U.S. refractory sales volumes increased 2.5% in 1997, with increases in brick, specialties, precast shapes, Lanxide ThermoComposites, Inc.
(LTI) and INTOGREEN products partially offset by a decline in ceramic fiber volumes. Price increases for specialties, precast shapes, ceramic fiber and LTI products were partially offset by brick and INTOGREEN product price reductions for a net price increase of 1.0%. U.S. export sales declined 11.9% to $20.8 million in 1997 from $23.6 million in 1996 due primarily to reduced sales to the Middle East, Mexico and the Caribbean. Reduced U.S. export sales to Mexico and the Caribbean were more than offset with increased sales by A. P. Green de Mexico.

          Sales at the Canadian subsidiary increased 5.9% to $25.2 million in 1997 from $23.8 million in 1996. Increased volumes in brick, crucibles and precast shapes were partially offset by a decline in specialties volume, with ceramic fiber volume flat for the comparable periods, for a net volume increase of 5.0%. Prices increased across all product lines with the exception of precast shapes, resulting in an overall 1997 price increase of 2.8%. The higher sales and resulting gross profit improvement reduced the pretax loss of the Canadian subsidiary to $84,000 in 1997 compared to $324,000 in 1996. Contributing to the 1997 loss were a higher provision for doubtful accounts and higher currency exchange losses on U.S. dollar denominated accounts.

          Sales by the United Kingdom subsidiary declined 11.0% to $8.9 million in 1997 compared to $10.0 million in 1996 due to continuing weak market conditions. Planned inventory reductions contributed to lower volume levels which resulted in reduced production efficiencies, contributing to a pre-tax loss of $200,000 in 1997 compared to pre-tax earnings of $607,000 in 1996. Also contributing to the 1997 loss were increased equipment rental, depreciation expense and salary and related costs.

          A. P. Green de Mexico's sales for 1997 increased 22.1% to $9.9 million compared to $8.1 million in 1996. Increased royalty and freight costs and a weakening Mexican peso partially offset this sales increase, resulting in pre-tax earnings of $1.0 million in 1997 compared to $992,000 in 1996.

          Sales at PT AP Green Indonesia were $1.0 million in 1997, with a pre-tax loss of $1.2 million due to relatively high fixed costs at the low initial volume level. The Indonesian operation incurred a pre-tax start-up loss of $325,000 for 1996. Utilizing the U.S. dollar as its primary trading currency has limited the currency translation exposure of the Indonesian subsidiary. However, the significant deterioration of economic conditions in Indonesia and the Far East region has resulted in sales growth being slower than planned, extending the time period anticipated for the operation to achieve profitability.

          Refractory gross profit increased 16.1% to $40.1 million in 1997 from $34.5 million in 1996. Refractory products cost of sales as a percentage of sales decreased to 82.4% in 1997 from 84.2% in 1996. This improvement was primarily due to greater production efficiencies and reduced casualty and group health insurance, equipment rental, utilities and equipment maintenance expense. Partially offsetting these improvements were increased workers compensation insurance costs in the U.S., increased royalty expense at A.P. Green de Mexico and high relative fixed costs at PT AP Green Indonesia. Refractory operating profits increased 72.7% to $13.8 million from $8.0 million in 1997 and 1996, respectively, primarily due to the improved gross profit and reduced research expenses at LTI, partially offset by increased selling and administrative costs at LTI and PT AP Green Indonesia.

Industrial Lime Operations
--------------------------

          Industrial lime sales increased 25.5% to $50.4 million from $40.2 million for 1997 and 1996, respectively, including $10.5 million from the Ripplemead plant. A decline in quicklime volume was partially offset by increases in Cal-Dol and hydrate volumes for a net volume decline of 2.6% at the Kimballton plant. Also contributing to the volume decline at Kimballton was a strike at one of the plant's major customers. Kimballton prices increased an average of 0.8% across all major product lines. Volumes at the New Braunfels plant were essentially flat, with increases in road stabilization and building lime offset by reduced industrial lime volume. Prices were also flat at New Braunfels, with increased industrial lime pricing offset by price reductions in road stabilization and building lime.

          Industrial lime gross profit increased 2.6% to $9.9 million or 19.7% of sales for 1997 from $9.6 million or 23.8% of sales for 1996. The decline in gross profit percentage was due primarily to the relatively high operating costs and depreciation related to the newly acquired Ripplemead plant. Improvements continue to be made at this facility, which generated a small net profit for the year. The impact of these improvements, coupled with increased synergies with the nearby Kimballton plant, should result in improved gross profit percentages in future periods.

          Also contributing to the decline in gross profit percentage were higher power and equipment maintenance expense at Kimballton and increased purchased material and group health insurance costs at both plants. Partially offsetting these increases were reductions in maintenance, power and processing fuel costs at New Braunfels, lower workers compensation insurance cost and improved production efficiencies at both plants. Industrial lime operating profit increased 2.6% to $8.5 million in 1997 compared to $8.3 million in 1996 primarily due to the improvement in gross profit.

Selling and Administrative Expenses
-----------------------------------

          Selling and administrative expenses increased 3.8% to $37.4 million in 1997 from $36.1 million in 1996. The increase was primarily due to higher professional fees, management incentive and group health insurance costs. Expenses at Palmetto Lime and increased expenses at LTI and PT AP Green Indonesia also contributed $536,000 of the increase, partially offset by reduced LTI research costs and lower costs at A.P.
Green de Mexico.

Interest Expense and Income
---------------------------

         Interest expense increased 5.9% to $3.3 million in 1997 from $3.1 million in 1996 due to interest associated with borrowings against the Company's U.S. long-term line of credit offset by reduced interest on the unsecured notes associated with the 1994 General acquisition. Daily average bank line borrowings were approximately $2.9 million during 1997, while $9.0 million was borrowed against the U.S. long-term line of credit at the end of 1996 to fund the acquisition of the Ripplemead plant. There were no other bank line borrowings during 1996. Interest income decreased 23.7% to $958,000 in 1997 from $1.3 million in 1996 due to reduced funds available for investing and a reduction in notes receivable.

Other Income, Net
-----------------

          Other income declined slightly to $535,000 in 1997 from $542,000 in 1996. Increased currency conversion losses on U.S. dollar denominated accounts at the Company's Canadian subsidiary and currency conversion losses on Mexican peso accounts at the Company's Mexican subsidiary during 1997 compared to gains during 1996 were partially offset by increased royalty income. Other income in 1997 included a gain on the sale of the Hitchins, Kentucky plant and a loss on the sale of the Troup, Texas plant. Other income in 1996 included gains on the sale of the Pueblo, Colorado plant and certain equipment at the closed Warren, Ohio plant.

         The Company and its Canadian and U.K. subsidiaries typically transact business in their own currencies and accordingly are not subject to significant currency conversion gains and losses. A. P. Green de Mexico and PT AP Green Indonesia transact a significant portion of their business in U.S. dollars and, as such, use the dollar as their functional currency. This results in currency conversion gains and losses on Mexican peso and Indonesian rupiah transactions,
A. P. Green's portion of which was not significant to the consolidated results. The decline in value of the Indonesian rupiah is not expected to significantly increase the Indonesian subsidiary's currency exposure.

Equity in Net Income of Affiliates
----------------------------------

          The Company's share of income from its two Colombian affiliates was $1.2 million in 1997 compared to $436,000 in 1996. The increase was primarily due to adjustments required to translate the 1997 and 1996 financial statements of these affiliates to U.S. accounting principles, which could not be reasonably estimated until December 1997. Changes in reporting methods for these affiliates should allow estimation of such adjustments on a quarterly basis starting in the first quarter of 1998.

          Had income been reflected in the period earned, the Company's share of income from its two Colombian affiliates would have been $625,000 in 1997 compared to $1.0 million in 1996. Although the Colombian economy showed signs of improvement in the second half of 1997, lower production levels resulting in reduced efficiency and price reductions required to compete with imported products reduced 1997 margins on level sales. Also contributing to the lower earnings were increased pension and postretirement benefits costs.

Minority Interest in Income of Consolidated Subsidiaries
--------------------------------------------------------

          Until recently, the Company had been charging 49% of all LTI losses since the December 31, 1995 acquisition of A.P. Green's 51% interest in LTI against the minority interest. However, Accounting Research

Bulletin No. 51, "Consolidated Financial Statements" (ARB51), requires that those losses in excess of the minority interest in the equity capital of LTI be absorbed by the majority interest.

         In order to correct its prior accounting treatment, on February 2, 1998 the Company adjusted its consolidated statements of earnings for the first three quarters of 1997 and the year ended December 31, 1996. The impact on the nine months ended September 30, 1997 was to increase minority interest in income of consolidated subsidiaries by approximately $459,000 through the elimination of the minority interest in all LTI losses for the nine-month period, which reduced net income by the same amounts, or $.06 per share. The impact on the year ended December 31, 1996 was to increase minority interest in income of consolidated subsidiaries by approximately $674,000, which reduced net income by the same amount, or $.08 per share. In addition, on the adjusted consolidated statements of financial position minority interests was increased and retained earnings reduced by approximately $1,133,000 as of September 30, 1997 and approximately $674,000 as of December 31, 1996. These adjustments are reflected in the consolidated financial statements included herein as well as the Notes to Consolidated Financial Statements and the supplementary data.

          In accordance with ARB 51, for future periods in which LTI has earnings the Company, as majority stockholder, will be credited with 100% of those earnings until such time as total stockholders' equity of LTI is positive.

Financial Condition
-------------------

          Working capital declined 9.2%, or $7.0 million, to $68.6 million at December 31, 1997 from $75.5 million at September 30, 1996, while the ratio of current assets to current liabilities decreased to 2.5 to 1 from 2.7 to 1. Increases of $2.2 million in accrued expenses and $1.5 million in current portion of long-term debt and reductions of $5.8 million in cash and $3.9 million in reimbursement due on paid asbestos claims were partially offset by a $6.7 million increase in accounts receivable resulting from increased sales in December 1997 compared to December 1996.

          The increase in current maturities of long-term debt since December 31, 1996 was due to a $2.5 million reclassification from long-term debt for a scheduled increase in the payment due against the unsecured notes payable, partially offset by a $1.0 million final payment on an industrial development revenue bond at the Bessemer, Alabama plant in December 1997. Long-term debt decreased $9.1 million from December 31, 1996 due primarily to the $2.5 million reclassification, a scheduled payment of $2.5 million against the unsecured notes payable and a $4.5 million reduction in outstanding borrowings against the U.S. long-term line of credit. Partially offsetting these reductions was a ten-year capital lease on a warehouse in Houston, Texas, which bears an interest rate of 10.9% and expires December 1, 2006.

          The reduction in reimbursement due on paid asbestos claims since December 31, 1996 was due to asbestos claim settlements with and reimbursements from the Company's insurance carriers and the Center for Claims Resolution (the Center). Projected insurance recovery on asbestos claims increased $5.9 million and projected asbestos claims increased $4.3 million since December 31, 1996 due to revised estimates based upon the most recent claims information provided by the Center for Claims Resolution, partially offset by $28.8 million in asbestos claim payments by insurance carriers and settlements by the Company with those carriers during 1997. The net projected asbestos liability included in the Company's statement of financial position has been reduced to zero as a result of final settlements with the Company's insurance carriers. Future payments of asbestos claims will be made directly to the Center by those carriers. As discussed in Note 18 of Notes to Consolidated Financial Statements, during 1997 there was a change in the information available to the Company to make projections of its asbestos liability and related insurance recoveries.

          Net deferred income tax liabilities declined $2.2 million due primarily to reductions in prepaid pension costs, depreciation method differences and net operating loss carryforwards resulting from start-up operations at LTI and PT AP Green Indonesia.

          Long-term debt, including current portion, at December 31, 1997 consisted of industrial development revenue bonds totaling $10.8 million which bear interest rates ranging from 70% of prime (8.5% at December 31, 1997) to 8.6% and mature at various times from 2000 through 2014 and unsecured notes payable of $20.5 million ($20.0 million of which bear an interest rate of 8.55%) with annual principal repayments which commenced in 1996 and will continue through 2001. Also included are $4.5 million borrowed against the U.S. line of credit, which expires May 2, 1999 and bears an interest rate of 2% above the federal funds rate (5.84% at December 31, 1997) and capitalized leases of $914,000 which expire in 1999 and 2006 and bear interest rates ranging from 6.7 % to 10.9%. Management believes that the Company's financial position will support additional borrowing should the need arise.

          During 1997 the Company's U.S. long-term line of credit was extended to May 2, 1999. Restrictive covenants coincide with those reflected in the agreement associated with the unsecured notes payable. Approximately $4.9 million of this line of credit was being utilized at December 31, 1997 for outstanding letters of credit and $4.5 million of borrowings remained outstanding, leaving an available balance of approximately $20.6 million

          Capital expenditures for 1997 totaled $11.7 million compared to $12.9 million for 1996, with capital expenditures for the refractories business declining $3.4 million. This reduction was primarily due to the completion of the new plant in Indonesia and the movement of operations previously at Weston, Ontario to the Smithville, Ontario plant during 1996. Capital expenditures for the industrial lime business increased $1.9 million, $1.4 million of which was for the new Palmetto Lime facility in Charleston, South Carolina being built as a joint venture with SCANA.

          Capital expenditure commitments for the replacement, modernization and expansion of operations amounted to $27.5 million at December 31, 1997 and $4.2 million at December 31, 1996. Of the 1997 commitment, approximately $21.3 million was for completion of the Palmetto Lime facility and $4.2 million was for replacement and modernization of equipment at the APG Lime plants. Of the 1996 commitment, approximately $1.9 million was for expansion and modernization of the Mexico, Missouri and Fulton, Missouri plants. A.P. Green believes it has sufficient liquidity and borrowing capacity to meet both its normal working capital requirements and its planned capital expenditures in 1998.

          The Company has investments in subsidiaries in Canada and the U.K. and two affiliates in Colombia. Adjustments resulting from the currency translation of these subsidiaries' and affiliates' financial statements are reflected as a component of stockholders' equity and were $3.9 million at December 31, 1997 and $2.9 million at December 31, 1996. The primary reason for the increase during 1997 was adjustments relating to translation of the financial statements of the Colombian affiliates.

         The Board of Directors declared a regular quarterly dividend of $.04 per share in the first quarter of 1998.

1996 Compared to 1995
---------------------

Results of Operations
---------------------

          Net sales of $258.5 million in 1996 were 3.5% higher than the $249.7 million in 1995. The impact from the December 1995 acquisition of LTI was to increase 1996 sales by approximately $2.1 million. The impact from the July 1995
A. P. Green de Mexico acquisition was to increase 1996 sales by approximately $3.6 million. The INTOGREEN joint venture partnership, formed in January 1995, increased 1996 sales by approximately $1.0 million. Excluding the impact of these acquisitions and ventures, sales increased by $2.1 million, or 0.8%.

          Gross profit increased 6.5% to $44.1 million in 1996 from $41.4 million in 1995, including approximately $340,000 due to the LTI acquisition, $1.1 million due to the A. P. Green de Mexico acquisition and $95,000 due to the INTOGREEN partnership. Net earnings declined $4.1 million to $4.7 million, or $.57 per share, diluted, in 1996 from $8.8 million, or $1.07 per share, diluted, in 1995.

Refractory Operations
---------------------

          Net sales from refractory operations increased 2.9% to $218.4 million in 1996 as compared to $212.2 million in 1995. U.S. refractory sales increased 2.4% to $186.1 million in 1996 as compared to $181.8 million in 1995, of which $3.1 million was due to LTI and INTOGREEN. Excluding the impact related to these acquisitions, volume of U.S. refractory products declined an average of 2.7% in 1996, with reductions in brick and precast shape volumes partially offset by increases in specialties and ceramic fibers. Prices increased 4.4% across all product lines. U.S. export sales increased 23.0% to $23.8 million in 1996 from $19.4 million in 1995.

          Sales at the Canadian subsidiary declined 1.2% to $23.8 million in 1996 from $24.0 million in 1995. Volumes declined across all product lines except crucibles by an average of 8.6%. Prices increased across all product lines except ceramic fibers, resulting in an overall 1996 price increase of 8.8%. The Canadian subsidiary had a pretax loss of $324,000 in 1996 compared to a pretax loss, excluding a $1.4 million gain on the sale of the Weston, Ontario plant, of $365,000 in 1995. Contributing to the 1996 loss were increased equipment maintenance expenses. The 1995 loss included the establishment of a reserve for exit costs and termination benefits for 26 employees associated with the closing and sale of the Weston, Ontario plant, which was substantially complete in December 1995.

          Sales in the United Kingdom increased 2.4% to $10.0 million in 1996 from $9.7 million in 1995, while pretax earnings declined to $607,000 in 1996 compared to $673,000 during 1995, primarily as a result of lower gross margins.

          A. P. Green de Mexico's pretax earnings were $992,000 on sales of $8.1 million in 1996 compared to pretax earnings of $341,000 on sales of $3.2 million during the six months of 1995 under A. P. Green ownership. PT AP Green Indonesia incurred a pretax start-up loss of $325,000 in 1996.

         Refractory gross profit increased 3.8% to $34.5 million in 1996 from $33.3 million in 1995. Refractory products cost of sales as a percentage of sales declined slightly to 84.2% in 1996 from 84.3% in 1995. The 1996 improvement was due primarily to higher margins at A. P. Green de Mexico. Also contributing to the cost reduction were lower workers compensation and processing fuels expense and improved labor efficiencies at U.S. plants, offset by increased equipment maintenance and higher inventory cost adjustments. Refractory operating profits declined 36.6% to $8.0 million in 1996 from $12.6 million in 1995 due to increased salary and related expenses and travel, partially offset by reduced sales incentives. Selling and administrative expenses at LTI, INTOGREEN, PT AP Green Indonesia and A. P. Green de Mexico, including over $800,000 in research and development expenses at LTI, also contributed to the reduction in operating profit.

          During the third and fourth quarters of 1996, lower sales and a planned reduction of refractory finished goods inventory resulted in reduced production efficiencies and declines in gross profit and net earnings for those periods. Inventory-related adjustments also contributed to the decline in gross profit and net earnings during the third and fourth quarters.

Industrial Lime Operations
--------------------------

          Industrial lime sales increased 6.5% to a record $40.2 million in 1996 from $37.7 million in 1995. Volumes increased an average of 5.5% across all product lines at the New Braunfels, Texas plant, while volumes at the Kimballton, Virginia plant declined 2.3% overall, with reductions in quicklime and hydrate partially offset by an increase in Cal-Dol volume. Prices improved an average of 3.3% at the Kimballton plant during 1996, with increases across all product lines except Cal-Dol. At the New Braunfels plant, prices increased across all product lines an average of 4.5%.

          The gross margins of the Company's industrial lime operations are sensitive to volume changes due to the capital intensive nature of the operations and semi-fixed nature of other costs. As a result of the sales increase, gross profit and operating profit increased 17.6% and 19.9%, respectively. Also contributing to the 1996 increase were reduced outside processing costs at Kimballton, lower depreciation expense at New Braunfels and a higher net favorable inventory cost adjustment in 1996 compared to 1995. Partially offsetting these improvements were increased raw material costs at both plants and increased equipment maintenance expense at New Braunfels.

Selling and Administrative Expenses
-----------------------------------

          Selling and administrative expenses increased 15.3% to $36.1 million in 1996 from $31.3 million in 1995. Selling and administrative expenses at A. P. Green de Mexico, LTI, INTOGREEN and PT AP Green Indonesia accounted for
$917,000, $2.4 million, $177,000 and $256,000 of the increase, respectively. Expenses at LTI included over $800,000 in research and product development and significant market development costs. Also contributing to the 1996 increase were a higher provision for doubtful accounts receivable, normal increases in salaries and related costs, increased international travel due to expanding foreign operations and higher retiree health insurance costs. Partially offsetting these increases were reduced sales incentives, pension expense, moving and recruiting costs.

Interest Expense and Income
---------------------------

          Interest expense decreased 2.4% to $3.1 million in 1996 from $3.2 million in 1995 due primarily to a $2.5 million scheduled principal payment in July 1996 against the debt associated with the General acquisition. The Company borrowed $9.0 million against its U.S. long-term line of credit at the end of 1996 to fund the acquisition of the Ripplemead plant; there were no other bank line borrowings during 1996 or 1995. Interest income decreased 17.1% to $1.3 million in 1996 from $1.5 million in 1995 due to reduced funds available for investing and a shorter average investment term resulting in lower average interest rates.

Other Income, Net
-----------------

          Other income, net declined 71.2% to $542,000 in 1996 from $1.9 million in 1995. Other income in 1995 included a $1.4 million pretax gain on the sale of the Weston, Ontario plant.

         The Company and its Canadian and U.K. subsidiaries typically transact business in their own currencies and, accordingly, are not subject to significant currency conversion gains and losses. A. P. Green de Mexico and PT AP Green Indonesia transact a significant portion of their business in U. S. dollars and, as such, use the dollar as their functional currency. This results in currency conversion gains and losses on Mexican peso and Indonesian Rupiah transactions, A. P. Green's portion of which was not significant to the consolidated results.

Income Taxes
------------

          During the second quarter of 1995, a review of tax years 1988 through 1993 was completed by the Internal Revenue Service, resulting in a small additional payment to clear federal tax liability for those years. Due to the outcome of this review being more favorable than originally reserved, the Company reduced its provision for federal income taxes by $1.1 million. The 19.9% effective tax rate in 1995 compared to 30.9% in 1996 was due primarily to this tax adjustment, without which the 1995 effective tax rate would have been 29.6%.

Equity in Net Income of Affiliates
----------------------------------

          The Company's share of income from its two Colombian affiliates totaled $436,000 in 1996 compared to $781,000 in 1995. In December 1997, an adjustment was recorded to increase A. P. Green's share of 1996 income from these affiliates. This adjustment resulted from translation of the Colombian financial statements to U. S. accounting principles, the impact of which could not be reasonably estimated until December 1997. Had income been reflected in the period earned, the Company's share of income from its two Colombian affiliates would have been $1.0 million in 1996 compared to $718,000 in 1995.

Accounting Standards Not Yet Implemented
----------------------------------------

          In June 1997 the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosures about Segments of an Enterprise and Related Information," which the Company is required to implement for the year ending December 31, 1998. Although the implementation of these statements will have no impact on the financial results of the Company, it is assessing the impact of these statements on the disclosures provided in its quarterly and annual reports.

Forward-Looking Information
---------------------------

          The statements contained in Management's Discussion and Analysis concerning the Company's future revenues, profitability, financial resources, product mix, market demand and product development are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment including, but not limited to: delivery delays or defaults by customers; performance issues with key suppliers and subcontractors; the Company's successful execution of internal operating plans; and collective bargaining labor disputes. t

Subsequent Even
---------------

          On March 3, 1998, the Company entered into an Agreement and Plan of Merger with Global Industrial Technologies, Inc. and BGN Acquisition Corp. The Agreement and Plan of Merger calls for, among other things, Global to purchase for cash all outstanding shares of the Company at $22.00 per share, or approximately $195.0 million, plus the assumption of $23.0 million of net debt. The transaction, which will be effected by means of a tender offer, has been approved by the Boards of Directors of both companies and, subject to regulatory approval, is expected to be completed during the second quarter of 1998. Global is a manufacturer of technologically advanced industrial products that support high-growth markets around the world. Its subsidiary, Harbison-Walker Refractories Company, operates 15 refractory plants in five countries, including the United States, Canada, Mexico, Chile and Germany.

          On March 6, 1998, a lawsuit was filed in the Court of Chancery in the state of Delaware seeking to enjoin the tender offer and alleging, among other things, that the stockholders of the Company are not receiving fair and adequate consideration for their shares. The Company has entered into an agreement in principle to settle the lawsuit whereby, subject to the negotiation and execution of definitive agreements, including mutually acceptable releases, (i) the Company mailed to the stockholders of the Company on March 24, 1998 a supplemental disclosure statement on Schedule 14D-9 containing certain financial information and projections and (ii) Mack G. Nichols, James M. Stolze, William
F. Morrison, Daniel Toll, Paul F. Hummer II, P. Jack O'Bryan, the Company, Global and BGN Acquisition Corp. will reimburse the plaintiff in the lawsuit for attorneys' fees and expenses, as awarded by the Court, in an aggregate amount of $180,000. The lawsuit and/or settlement thereof is not expected to have any impact on the transactions contemplated by the Agreement and Plan of Merger.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The consolidated financial statements of A. P. Green as of December 31, 1997 and 1996 and for each of the years in the three-year period ended December 31, 1997, notes thereto (including the quarterly supplementary data) and the Independent Auditors' Report appear on pages F-1 through F-29 of this Annual Report on Form 10-K. The financial statement schedule required by Regulation S-X for each of the years in the three-year period ended December 31, 1997 and the Independent Auditors' Report thereon appear on pages F-30 and F-31 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers
--------------------------------

          The name, principal occupation or position and other directorships with respect to each of the directors are set forth below. Except as otherwise indicated, each of the directors has held the position or another executive position with the same entity shown or an affiliated entity for in excess of five years.

Paul F. Hummer II, 56 - Director since 1988; Chairman of the Board, Chief Executive Officer and President of A. P. Green.

P. Jack O'Bryan, 62 - Director since 1995; President, Chief Operating Officer, USG Corporation (a building materials manufacturer which filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in March 1993).

Daniel R. Toll, 70 - Director since 1988; Corporate and Civic Director; Director of Brown Group, Inc., Mallinckrodt, Inc., Kemper National Insurance Companies, NICOR, Inc., Lincoln National Convertible Securities Fund, Inc., and Lincoln National Income Fund, Inc.

Mack G. Nichols, 59 - Director since 1997; President and Chief Operating Officer, Mallinckrodt, Inc. since 1995; Senior Vice President, Mallinckrodt Group, Inc. from 1993 to 1995; President and Chief Executive Officer, Mallinckrodt Chemical, Inc. from 1989 to 1995.

William F. Morrison, 60 - Director since 1993; Private Investor.

James M. Stolze, 54 - Director since 1997; Vice President and Chief Financial Officer of MEMC Electronic Materials, Inc. since June 1995; Partner, KPMG Peat Marwick LLP from June 1977 to June 1995.

          The following is a list as of March 27, 1998 of the names and ages of the executive officers of A. P. Green and all positions and offices with A. P. Green presently held by the person named. There is no family relationship between any of the named persons.

Name                     Age      All Positions Held With A. P. Green
----                     ---      -----------------------------------

Paul F. Hummer II        56       Chairman of the Board,
                                  President and Chief Executive Officer

Jurgen H. Abels          53       Vice President, International

Max C. Aiken             60       Executive Vice President

David G. Binder          61       Vice President and Controller

Ronald L. Bramblett      60       Vice President, Human Resources

Michael B. Cooney        57       Senior Vice President, Law/Administration and
                                    Secretary

Frank J. Cordie          45       Vice President, Refractory Manufacturing

Daniel Y. Hagan          58       Vice President, Refractory Sales

Orville Hunter, Jr.      59       Vice President, Refractory Technology

John L. Kelsey           47       Vice President, Refractory Marketing

Gary L. Roberts          51       Vice President, Chief Financial Officer and
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

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

          Section 16(a) of the Securities Exchange Act of 1934 requires A. P. Green's directors and executive officers to file with the Securities and Exchange Commission initial reports of beneficial ownership and changes in ownership of A. P. Green common stock. To the knowledge of management, based solely on its review of copies of such reports furnished to A. P. Green, all
Section 16(a) filing requirements were met, except: (i) a Form 3, Initial Statement of Beneficial Ownership, filed by each of Messrs. Bramblett, Cordie and Kelsey after their respective elections as executive officers of the Company, which reports should have been filed in March 1996 and were filed on March 7, 1997; and (ii) a Form 5, Annual Statement of Changes in Beneficial Ownership, filed by each of Messrs. Bramblett, Cordie and Kelsey for the fiscal year ended December 31, 1996, which reports should have been filed on or before February 14, 1997 and were filed on or about March 7, 1997. The Form 5 reports that were not filed on a timely basis reported transactions consisting of monthly purchases of the Company's common stock under the Company's 401(k) Plan and an allocation of the Company's common stock from the Employee Stock Ownership Trust to each such executive officer's 401(k) Plan account.

ITEM II.  EXECUTIVE COMPENSATION

          The following table sets forth the cash and non-cash compensation of the named executive for each of the last three years:

                           Summary Compensation Table

                                                   Long-Term
                                                 Compensation
                                                  -----------
                             Annual Compensation  Securities
Name and                     -------------------  Underlying     All Other
Principal Position      Year Salary ($) Bonus($)  Options(#) Compensation($)(1)
------------------      ---- ---------- --------  ---------- ------------------

Paul F. Hummer, II      1997 $365,028   $149,600   55,000/-0-      $4,046
Chairman of the Board,  1996  334,186        -0-      -0-/-0-       3,751
President and Chief     1995  302,079     75,600      -0-/-0-       4,926
Executive Officer

Max C. Aiken,           1997  196,668    106,875   18,000/-0-       3,590
Executive Vice          1996  183,328        -0-      -0-/-0-       3,810
President               1995  163,992     32,832      -0-/-0-       5,471

Gary L. Roberts,        1997  155,012     42,000   12,000/-0-       3,280
Vice President, CFO     1996  148,678        -0-      -0-/-0-       3,516
and Treasurer           1995  141,132     25,515      -0-/-0-       4,678

Michael B. Cooney       1997  152,500     42,000   12,000/-0-       3,220
Sr. Vice President,     1996  147,081        -0-      -0-/-0-       3,517
Law/Administration      1995  141,496     37,240      -0-/-0-       4,724
and Secretary

Daniel Y. Hagan         1997  129,500     45,755    8,000/-0-       2,730
Vice President,         1996  122,834        -0-      -0-/-0-       2,764
Refractory Sales        1995  112,336     14,904      -0-/-0-       2,752


(1)      The totals set forth in this column represent the value of shares of A.
         P. Green common stock allocated under the A. P. Green Employee Stock Ownership Plan to the account of the named executive officer for the years ended December 31, 1997, 1996 and 1995.

                        Option Grants in Last Fiscal Year

               The following table summarizes stock options granted during 1997 to the executive officers named in the Summary Compensation Table and the potential value of the shares subject to such options upon their expiration in February 2007:

                                                                                          Potential Realizable
                                                                                            Value at Assumed
                          Number of        % of Total                                    Annual Rates of Stock
                         Securities          Options                                       Price Appreciation
                         Underlying        Granted to       Exercise or                     For Option Term
                           Options         Employees in     Base Price     Expiration    ---------------------
Name                     Granted (#)       Fiscal Year       ($/Share)        Date         5%($)       10%($)
-------------------      -----------       -----------       ---------     ----------      -----      ------
Paul F. Hummer             55,000              23%             $8.75         2/12/07     $302,500    $767,250
Max C. Aiken               18,000               8               8.75         2/12/07       99,000     251,100
Gary L. Roberts            12,000               5               8.75         2/12/07       66,000     167,400
M. B. Cooney               12,000               5               8.75         2/12/07       66,000     167,400
Dan Y. Hagan                8,000               3               8.75         2/12/07       44,000     111,600

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year End Option Values

         The following table summarizes the value at December 31, 1997 of all shares subject to options granted to the named executive officers of the Company to the extent not then exercised and information concerning option exercises during 1997:

                                                             Number of
                                                           Securities                    Value of
                                                           Underlying                   Unexercised
                                                           Unexercised                  In-the Money
                           Shares                            Options                        Options
                          Acquired        Value            at 12/31/97 (#)            at 12/31/97($)(3)
                             On          Realized     ----------------------------  ---------------------------
         Name            Exercise (#)      ($)       Exercisable   Unexercisable  Exercisable    Unexercisable
---------------------    ------------  ------------  -----------   -------------  -----------    -------------
Paul F. Hummer                -0-         $    -0-     298,000            -0-      $1,298,565        $ -0-
Max C. Aiken (1)           30,737          322,739      57,000            -0-         179,933          -0-
Gary L. Roberts (2)         1,109           12,476      90,000            -0-         415,365          -0-
M. B. Cooney                  -0-              -0-     105,000            -0-         443,753          -0-
Daniel Y. Hagan               -0-              -0-      66,500            -0-         282,461          -0-
---------------------

(1) Mr. Aiken received 30,737 shares by means of the tendering to the Company of options to purchase 78,000 shares of common stock at an average exercise price of $6.36 per share.

(2) Mr. Roberts received 1,109 shares by means of the tendering to the Company of options to purchase 6,000 shares of common stock at an exercise price of $9.17.

(3) The market value of the common stock at December 31, 1997 was $11.5625 per share.

Retirement Plan
---------------

         Officers and employees of A. P. Green participate in a retirement plan (the "Retirement Plan"). In addition, A. P. Green sponsors supplemental retirement plans (the "Supplemental Plans") which allow the payment of benefits exceeding the maximum limits set forth in the Internal Revenue Code of 1986, as amended (the "Code"). Under the Retirement Plan and the Supplemental Plans, each eligible participant of A. P. Green will receive an annual retirement benefit based upon such employee's highest average annualized earnings over any period of 36 consecutive months during the last 120 consecutive months of employment immediately preceding retirement ("Final Average Compensation"). The benefits shown in the following table as payable under the Retirement Plan and Supplemental Plans are not subject to offset for Social Security benefits received by the participant.

         Annual retirement benefits under the Retirement Plan and the Supplemental Plans, assuming normal retirement at age of 65 during 1997, payment based under the straight life annuity option, and Final Average Compensation and credited service are set forth in the following table:

   Final Average                                          Years of Credited Service ($)(2)(3)
       Annual                  ---------------------------------------------------------------------------------------
Compensation ($)(1)                5           10           15           20            25           30           35
-------------------                -           --           --           --            --           --           --

      $150,000                 $  9,648      $19,297      $28,945    $  38,593     $  48,241    $  57,890    $  67,538
       200,000                   13,055       26,110       39,165       52,221        65,276       78,331       91,386
       250,000                   16,462       32,924       49,386       65,848        82,310       98,772      115,234
       300,000                   19,869       39,738       59,607       79,476        99,344      119,213      139,082
       350,000                   23,276       46,552       69,827       93,103       116,379      139,655      162,930
       450,000                   30,090       60,179       90,269      120,358       150,448      180,537      210,627
----------------------------

(1) Final Average Compensation under the Retirement Plan and the Supplemental Plans includes the employee's salary and any cash bonus awards under the Management Incentive Compensation Plan. The amount shown in the Summary Compensation Table as salary and bonus for each of the five executive officers named therein is compensation for purposes of the Retirement Plan and the Supplemental Plans.

(2) The credited years of service for the five executive officers named in the Summary Compensation Table as of December 31, 1997 are as follows: Mr. Hummer, 9 years; Mr. Aiken, 23 years; Mr. Cooney, 9 years; Mr. Roberts, 8 years; and Mr. Hagan, 31 years.

(3) The maximum amount payable under the Retirement Plan is limited by the Code to $130,000 annually, subject to cost-of-living increases and reduction of reason of contributions under tax- qualified defined contribution plans maintained by A. P. Green. To the extent benefits under the Retirement Plan are limited by the Code, they will be paid under the Supplemental Plans.

                            Compensation of Directors

         During fiscal 1997, directors who were not also employees of A. P. Green received an annual retainer of $20,000 and 1,000 shares of A. P. Green common stock in lieu of fees for meetings of the Board of Directors or committees. Directors were also reimbursed for expenses incurred in attending Board or committee meetings.

         Prior to May 31, 1997, pursuant to the Retirement Plan for Directors ("Directors Plan"), A. P. Green provided retirement benefits to any non-employee director who retired as a director of A. P. Green or who terminated his directorship with A. P. Green due to a disability, after serving as a director of A. P. Green for a minimum of five years. The benefits that were payable to each director were determined by multiplying the annual retainer paid to directors of A. P. Green on the date of such director's retirement or termination of service due to disability by 10% for each year of service as an
A. P. Green director, with the maximum annual benefit for any director being 100% of the then-applicable annual retainer. Benefits commenced upon the later of the date that the former director attained the age of 65 or the date that such former director ceased to be a director of A. P. Green due to retirement or disability. An eligible director continued to receive benefits under the plan during his lifetime on a quarterly basis for a maximum of ten years.

         As of May 31, 1997, the Directors' Plan was terminated with respect to the accrual of any future benefits. In its stead, the Board of Directors adopted the 1997 Stock Plan for Non-Employee Directors (the "Plan"). Under the terms of the Plan, benefits accrued under the Directors Plan were converted to Stock Units (as defined in the Plan) and Stock Units were credited to the accounts of non-employee directors as follows: William F. Morrison, 3,679 units; P. J. O'Bryan, 2,133 units; and, if he irrevocably elects to waive participation in the Retirement Plan prior to November 1, 1998, Daniel R. Toll, 11,658 units. Neither Mr. Nichols nor Mr. Stolze had accrued any benefits under the Directors' Plan. Stock units credited to the accounts of directors are fully vested at all times. On June 1, 1997 and each June 1 thereafter, 500 stock units will be credited to the account of each non-employee director. In addition, as of each dividend payment date with respect to the Company's common stock, each non-employee director's account shall be credited with additional Stock Units equal to the product of the per share dividend rate times the number of Stock Units credited to such director's account divided by the fair market value of the Company's common stock on the dividend payment date. Unless payable earlier upon the death of a director, Stock Units are payable in shares of the Company's common stock on the later of termination of the director's service on the Board of Directors or the attainment of age sixty-five.


                             Employment Arrangements

             A. P. Green currently has separate agreements with each of Paul F. Hummer II, Max C. Aiken, Michael B. Cooney and Gary L. Roberts under which each would be given severance benefits in the event that his employment with A. P. Green is "terminated" within three years of a change in control of A. P. Green (except that in all such agreements the rights to severance benefits terminate upon reaching age 65 if it occurs before the expiration of three years after a change in control). Each agreement is for a term of three years, subject to automatic extension each year for an additional year unless A. P. Green gives a 60-day notice that the term will not be so extended, except if there is a change in control of A. P. Green prior to such notice. Each agreement would require a lump-sum cash payment generally in an amount equal to 2.99 times the officer's then-current annual base salary and then-current full year bonus (except that such multiplier will be subject to a declining pro rata reduction from the date of such officer's 62nd birthday until his 65th birthday, based upon the number of months left until such officer's 65th birthday at the effective date of his termination).

If payment of the foregoing amounts and any other benefits received or receivable subject such officer to payment of federal excise tax, the total amount payable to such officer shall be increased by an amount sufficient to satisfy the excise tax and the additional excise and income taxes thereon.

             In addition, the Company is a party to a severance enhancement agreement ("Severance Enhancement Agreement") with Daniel Y. Hagan under which Mr. Hagan would be given enhanced severance benefits in addition to those that Mr. Hagan would otherwise be entitled under the Company's normal severance policies in the event that Mr. Hagan's employment with the Company is terminated by the Company for reasons other than death, disability, retirement or cause or by Mr. Hagan for "good reason" within one year of a change in control of the Company. The Severance Enhancement Agreement would require a lump-sum cash payment in an amount equal to Mr. Hagan's then-current annual base salary, in addition to a cash payment equal to two times Mr. Hagan's weekly base salary in the event that less than two weeks' notice of termination is given to Mr. Hagan. The Severance Enhancement Agreement also provides for the continuation of medical benefits for one year following any such termination.

             "Good reason" is generally defined in the Severance Enhancement Agreement as: (i) reduction of Mr. Hagan's then-current base salary; (ii) elimination of Mr. Hagan's then-current participation level in the Company's bonus plans or employee benefit plans; (iii) the non-payment of moving expenses in connection with a geographic relocation of Mr. Hagan; or (iv) failure by the Company to continue in effect any employee benefit plan in which Mr. Hagan was participating at the time of the change in control or the deprivation of Mr. Hagan of any benefits thereunder or under the Company's normal vacation policy.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

         The following persons were known to management of A. P. Green Industries, Inc. to be the beneficial owners of five percent or more of A. P. Green's common stock:

                                       Number of Shares   Percent of Outstanding
Name and Address of Beneficial Owner   Beneficially Owned     Common Stock(1)
------------------------------------   ------------------ ----------------------

Dimensional Fund Advisors Inc.            559,794 (2)             6.94%
1299 Ocean View, 11th floor
Santa Monica, California 90401

Franklin Resources, Inc.                  684,900 (3)             8.49
777 Mariners Island Blvd.
San Mateo, California 94404

LaSalle National Bank                     420,054 (4)             5.20
135 South LaSalle Street
Chicago, Illinois 60603

Mercantile Bancorporation Inc.          1,359,929 (5)            16.85
One Mercantile Center
St. Louis, Missouri 63101

Sogen International Fund, Inc.            569,700 (6)             7.06
Societe Generale Asset Management Corp.
1221 Avenue of the Americas
New York, New York 10020

St. Denis J. Villere & Company            630,900 (7)             7.82
210 Baronne Street, Suite 808
New Orleans, Louisiana  70112-1727

---------------------------------

(1) The percentage calculations are based upon 8,070,515 shares of A. P. Green common stock that were issued and outstanding on March 27, 1998.

(2) The shares reported as beneficially owned are based upon information contained in a Schedule 13G filed February 10, 1998. Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 559,794 shares of A. P. Green Industries, Inc. stock as of December 31, 1997. Dimensional disclaims beneficial ownership of all such shares.

(3) The shares reported as beneficially owned are based upon information contained in an Amendment No. 1 to Schedule 13G dated January 27, 1998, which has been filed with the Securities and Exchange Commission by a group consisting of Franklin Resources Inc., Charles B. Johnson, Rupert H.

          Johnson, Jr. and Franklin Advisory Services, Inc. The Schedule 13G states that the 684,900 shares reported as beneficially owned by Franklin Resources, Inc. are owned by one or more open or closed- end investment companies or other managed accounts which are advised by investment advisory subsidiaries of Franklin Resources, Inc., including Franklin Advisory Services, Inc. Franklin Advisory Services, Inc. reported sole voting and investment power with respect to all 684,900 shares reported. In addition, Charles B. Johnson and Rupert H. Johnson, Jr. each own in excess of 10% of the outstanding common stock of Franklin Resources, Inc. and may be deemed to be the beneficial owners of securities held by persons advised by Franklin Resources, Inc. or its subsidiaries. Each of Franklin Resources, Inc., its advisory subsidiaries, Charles B. Johnson and Rupert H. Johnson, Jr. have specifically disclaimed beneficial ownership of all shares reported in the Schedule 13G.

(4) The shares reported as beneficially owned are based upon information contained in an Amendment No. 7 to Schedule 13G dated February 17, 1998, which has been filed with the Securities and Exchange Commission. The Schedule 13G states that the beneficial ownership attributed to LaSalle National Bank is solely in a fiduciary capacity as trustee of the trust established pursuant to the A. P. Green Employee Stock Ownership Plan. LaSalle National Bank reported shared voting and investment power (subject to the participants' right to direct the Trustee) with regard to all shares beneficially owned. The amount reported in the table does not include 393,440 additional shares held by the trust but allocated to the accounts of participants. LaSalle National Bank has specifically disclaimed beneficial ownership of all shares reported in the Schedule 13G.

(5) The shares reported as beneficially owned are based upon information contained in an Amendment No. 6 to Schedule 13G dated February 12, 1998, which has been filed with the Securities and Exchange Commission. The Schedule 13G states that 1,359,929 shares reported as beneficially owned by Mercantile Bancorporation Inc. are held by its subsidiary, Mercantile Bank National Association, solely in a fiduciary capacity as trustee of the trusts established pursuant to the A. P. Green 401(k) Plan and the A. P. Green Hourly Investment Plan. Mercantile Bancorporation Inc. reported sole voting and investment power (subject to the participants' right to direct the Trustee) with regard to all shares held in such trusts. Mercantile Bancorporation Inc., Mercantile Bank National Association, the A. P. Green 401(k) Plan and the A. P. Green Hourly Investment Plan have specifically disclaimed beneficial ownership of all shares reported in the Schedule 13G.

(6) The shares reported as beneficially owned are based upon information contained in an Amendment No. 1 to Schedule 13G dated January 28, 1998, which has been filed with the Securities and Exchange Commission. Societe Generale Asset Management Corp., an investment advisor registered under the Investment Advisors Act of 1940 which acts as investment advisor to SoGen International Fund, Inc., an investment company registered under the Investment Company Act of 1940, reported shared voting power and investment power with respect to all 569,700 shares reported in the Schedule 13G.

(7) The shares reported as beneficially owned are based upon information contained in a Schedule 13G dated January 23, 1998, which has been filed with the Securities and Exchange Commission. St. Denis J. Villere & Company, a Louisiana partnership and an Investment Advisor registered under the Investment Advisors Act of 1940, reported shared voting and investment power with respect to all 630,900 shares reported in the Schedule 13G.

Security Ownership By Management
--------------------------------

          The following table indicates, as of March 27, 1998, the beneficial ownership of A. P. Green common stock by each director and each executive officer named in the Summary Compensation Table, individually, and all directors and executive officers as a group:

     Number of Shares
Name of Beneficial Owner            Beneficially Owned(2)    Percent of Class(1)
------------------------            ---------------------    -------------------

Max C. Aiken                                95,016                  1.2%
Michael B. Cooney                          121,852                  1.5%
Daniel Y. Hagan                            105,101                  1.3%
Paul F. Hummer                             349,683                  4.2%
William F. Morrison                          6,050                   (3)
Mack G. Nichols                              1,650                   (3)
P. Jack O'Bryan                              4,850                   (3)
Gary L. Roberts                            100,996                  1.2%
James M. Stolze                              1,650                   (3)
Daniel R. Toll                               7,250                   (3)
All directors and officers as a group
          (16 persons)                   1,046,848                 11.8%

(1) Based upon 8,070,515 shares of A. P. Green common stock issued and outstanding as of March 27, 1998 and, for each executive officer or the group, the number of shares subject to options that may be acquired within 60 days upon exercise of the option.

(2)       Total includes 57,000,  105,000,  66,500,  298,000, 90,000 and 815,000
          shares subject to stock options which are presently exercisable by Messrs. Aiken, Cooney, Hagan, Hummer and Roberts, and all directors and executive officers as a group, respectively, under the A. P. Green Long-Term Performance Plans. Under applicable regulations of the Securities and Exchange Commission, the shares subject to options are deemed to be beneficially owned because such shares may be acquired within 60 days upon exercise of the options.

(3)       Less than one percent.

Changes In Control
------------------

          Information regarding an Agreement and Plan of Merger entered into on March 3, 1998 appears on page 2 under the heading "Recent Developments" in Part 1, Item 1 of this Annual Report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Not applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)       1.         Consolidated Financial Statements
                     ---------------------------------

          The Consolidated Financial Statements of A. P. Green appear on the following pages of this Annual Report on Form 10-K:

                                                               Page Reference
                                                               --------------

 Consolidated Statements of Earnings - Years Ended
      December 31, 1997, 1996 and 1995                               F-2

 Consolidated Statements of Financial Position -
      December 31, 1997 and 1996                                     F-3

 Consolidated Statements of Stockholders' Equity -
      Years Ended December 31, 1997, 1996 and 1995                   F-4

 Consolidated Statements of Cash Flows - Years Ended
      December 31, 1997, 1996 and 1995                               F-5

 Notes to Consolidated Financial Statements -
      December 31, 1997, 1996 and 1995                           F-6 to F-28

 Independent Auditors' Report as of December 31, 1997
      and 1996 and for each of the years in the  three-year
      period ended December 31, 1997                                 F-29

         2.       Financial Statement Schedule
                  ----------------------------

          Financial  Statement  Schedule II, Valuation and Qualifying Account of
A. P. Green, is set forth on page F-30 of this Annual Report on Form 10-K.

         Some schedules have been omitted because they are not applicable, are not required or the information is included in the consolidated financial statements or notes thereto.

         3.       Exhibits
                  --------

         Exhibit No.
         -----------

         2 Agreement and Plan of Merger, dated March 3,1998, by and among A. P. Green, Global Industrial Technologies, Inc. and BGN Acquisition Corp., is incorporated herein by reference to Exhibit 1 to
                            Schedule  14D-9  filed  by A. P.  Green  on March 6,
                            1998.

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

         4(b) Rights Agreement, dated as of November 13, 1997, between A. P. Green and Harris Trust and Savings Bank, as Rights Agent, as amended by the First Amendment to Rights Agreement dated as of March 5, 1998, is incorporated herein by reference to
                            Exhibits 1 and 4 of the Registration Statement on Form 8-A, dated January 2, 1998, as amended by the Amendment No. 1 to the Registration Statement on Form 8-A, dated March 30, 1998.

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

         10(b) 1987 Long-Term Performance Plan of A. P. Green is incorporated herein by reference to Exhibit 10(l) of
                            A. P. Green's Annual Report on Form 10-K for the year ended December 31, 1987, as amended on August 13, 1997 by the Amendment to the A. P. Green Industries, Inc. 1987 Long-Term Incentive Plan filed herewith.

         10(c) 1989 Long-Term Performance Plan of A. P. Green is incorporated herein by reference to Exhibit 10(m) of
                            A. P. Green's Annual Report on Form 10-K for the year ended December 31, 1988, as amended on August 13, 1997 by the Amendment to the 1989 Performance Plan of A. P. Green Industries, Inc. filed herewith.

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

         10(o)              1997 Stock Plan for Non-Employee Directors.

         10(p) Form of Severance Enhancement Agreement, dated March 2, 1998, between A. P. Green and Jurgen H. Abels, Ronald L. Bramblett, Frank J. Cordie, Daniel Y. Hagan, John L. Kelsey and one other employee.

         21                 Subsidiaries of A. P. Green.

         23                 Consent of KPMG Peat Marwick LLP.

         27                 Financial Data Schedule as of December 31, 1997.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended December 31, 1997.

(c)      See Item 14(a) above.

(d)      See Item 14(a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            A. P. GREEN INDUSTRIES, INC.
                                                       Registrant

Dated:  March 24, 1998                 By:   /s/   Michael B. Cooney
                                           -----------------------------
                                             Michael B. Cooney, Senior Vice
                                             President, Law/Administration and
                                             Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                   Title                      Date

   /s/   Paul F. Hummer II      Chairman of the Board,           March 24, 1998
------------------------------- President, Chief Executive
Paul F. Hummer II               Officer and Director
                                (Principal Executive Officer)

   /s/   Gary L. Roberts        Vice President, Chief Financial  March 24, 1998
------------------------------- Officer and Treasurer
Gary L. Roberts                 (Principal Financial and
                                 Accounting Officer


   /s/   William F.  Morrison
-------------------------------
William F.  Morrison            Director                         March 28, 1998


   /s/  Mack G.  Nichols
-------------------------------
Mack G.  Nichols                Director                         March 27, 1998


   /s/   P. J. O'Bryan
-------------------------------
P. J. O'Bryan                   Director                         March 24, 1998


   /s/  James M.  Stolze
-------------------------------
James M.  Stolze                Director                         March 27, 1998


   /s/   Daniel R. Toll
-------------------------------
Daniel R. Toll                        Director                    March 25, 1998

                          A. P. Green Industries, Inc.

                                Annual Report On

                                    Form 10-K

                              Item 14(a)(1) and (2)

                              Financial Statements

                          Year Ended December 31, 1997

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

Years ended December 31,                    1997           1996          1995
--------------------------------------------------------------------------------


Net sales                               $  277,907     $  258,461    $  249,715
Cost of sales                              227,851        214,353       208,309
-------------------------------------------------------------------------------
    Gross profit                            50,056         44,108        41,406

Expense and other income
    Selling and administrative expense      37,445         36,087        31,312
    Interest expense                         3,297          3,112         3,190
    Interest income                           (958)        (1,255)       (1,513)
    Minority interest in loss of
       partnerships                           (329)          (127)          (67)
    Other income, net                         (535)          (542)       (1,881)
--------------------------------------------------------------------------------

    Earnings before income taxes            11,136          6,833        10,365

Income tax expense                           3,943          2,396         2,182
Equity in net income of affiliates          (1,194)          (436)         (781)
Minority interest in income of
   consolidated subsidiaries, net              319            200           164
--------------------------------------------------------------------------------
    Net earnings                        $    8,068     $    4,673    $    8,800
================================================================================

Net earnings per common share
     Basic                              $     1.00     $      .58    $     1.09
     Diluted                            $      .98     $      .57    $     1.07

Weighted average number of common shares
     Basic                               8,041,266      8,037,710     8,060,118
     Diluted                             8,269,275      8,216,616     8,236,848
================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Dollars in thousands, except per share data)
--------------------------------------------------------------------------------
December 31,                                            1997           1996
--------------------------------------------------------------------------------
ASSETS
    Current assets
        Cash and cash equivalents                   $    3,701   $      9,477
        Trade receivables (net of allowances -
             1997, $1,448; 1996, $1,701)                48,761         42,084
        Reimbursement due on paid asbestos claims            -          3,898
        Inventories                                     53,705         53,674
        Deferred income tax asset                        2,574          3,374
        Other                                            6,624          7,030
--------------------------------------------------------------------------------
           Total current assets                        115,365        119,537
    Property, plant and equipment, net                 107,622        107,394
    Projected insurance recovery on asbestos claims    116,314        110,374
    Pension assets                                       9,251          9,044
    Intangible assets, net                               4,173          4,132
    Other assets                                         4,989          4,648
--------------------------------------------------------------------------------
Total assets                                        $  357,714     $  355,129
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities
        Accounts payable                            $   19,879    $    20,408
        Accrued expenses
          Payrolls                                       6,867          6,267
          Taxes other than on income                     2,145          1,860
          Insurance reserves                             4,008          3,574
          Other                                          7,381          6,528
        Current maturities of long-term debt             5,716          4,168
        Income taxes                                       801          1,191
--------------------------------------------------------------------------------
            Total current liabilities                   46,797         43,996

    Deferred income taxes                                7,199         10,228
    Long-term non-pension benefits                      17,652         16,583
    Long-term pensions                                  11,615         12,449
    Long-term debt                                      31,034         40,109
    Projected asbestos claims                          116,314        111,966
--------------------------------------------------------------------------------
                 Total liabilities                     230,611        235,331
--------------------------------------------------------------------------------
    Minority interests                                   2,568          2,088

    Stockholders' equity
        Preferred stock - $1 par value;
           authorized: 2,000,000 shares;
           issued and outstanding: none                      -              -
        Common stock - $1 par value;
           authorized: 10,000,000 shares;
           issued: 9,014,599 in 1997 and
           8,975,442 in 1996                             9,015          8,975
        Additional paid-in capital                      68,504         68,309
        Retained earnings                               67,285         60,477
        Less: Deferred foreign currency translation     (3,939)        (2,875)
                  Treasury stock of 953,934 shares
                    in 1997 and 1996, at cost           (9,498)        (9,498)
                  Note receivable-ESOT                  (6,323)        (6,941)
                  Minimum pension liability
                    adjustment, net of tax                (509)          (737)
--------------------------------------------------------------------------------
                 Total stockholders' equity            124,535        117,710
--------------------------------------------------------------------------------
Total liabilities and stockholders' equity          $  357,714     $  355,129
================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Minimum
                                                                        Deferred                              Pension    Deferred
                                              Additional                Foreign     Treasury       Note      Liability Compensation-
                                   Common      Paid-in     Retained     Currency     Stock,     Receivable-  Adjustment Restricted
                                   Stock       Capital     Earnings   Translation    At Cost       ESOT      Net of Tax    Stock
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994        $4,476     $72,739     $49,279       $(2,428)    $(9,003)      $(8,021)    $   -       $  (4)
------------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                 8,800
Dividends ($.14 per share)                                  (1,128)
Currency translation adjustment                                             (503)
Payment on ESOT note                                                                                   516
Minimum pension liability
  adjustment, net of tax                                                                                         (784)
Other, net                              10          31          30                       (15)                                  4
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995         4,486      72,770      56,981        (2,931)     (9,018)       (7,505)      (784)         -
------------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                 4,673
Dividends ($.15 per share)                                  (1,205)
Two-for-one stock split              4,488      (4,488)
Purchases of common stock
   for treasury                                                                         (480)
Currency translation
  adjustment                                                                  56
Payment on ESOT note                                                                                   564
Other, net                               1          27          28                                                 47
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996         8,975      68,309      60,477        (2,875)     (9,498)       (6,941)      (737)         -
------------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                 8,068
Dividends ($.16 per share)                                  (1,287)
Currency translation
  adjustment                                                              (1,064)
Payment on ESOT note                                                                                   618
Minimum pension liability
  adjustment, net of tax                                                                                          228
Other, net                              40         195          27
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997        $9,015     $68,504     $67,285       $(3,939)    $(9,498)      $(6,323)     $(509)      $  -
====================================================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
-------------------------------------------------------------------------------------------------------------------
Years ended December 31,                                            1997                1996               1995
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net earnings                                                $    8,068          $    4,673        $     8,800
  Adjustments for items not requiring (providing) cash
     Depreciation, depletion and amortization                     12,139              10,582             10,174
     Deferred compensation earned                                      -                   -                  4
     Stock compensation to directors                                  40                  28                 23
     Provision for losses on accounts receivable                     656                 740                120
     Loss (gain) on sale of assets                                   183                 (58)            (1,272)
     Equity in earnings of affiliates, net of
        dividends received                                        (1,047)                 33               (227)
     Minority interest in earnings (loss) of
        consolidated subsidiaries and partnerships                   (10)                 73                 97
  Decrease (increase) in assets, net of effects from
    acquisitions
     Trade receivables                                            (7,333)              2,881              1,143
     Asbestos claim and fee reimbursements received               28,832              17,276             30,232
     Inventories                                                     (31)              2,999             (1,758)
     Receivable and prepaid taxes                                     13                 315               (360)
     Other current assets                                           (435)             (1,053)              (712)
  Increase (decrease) in liabilities, net of effects
    from acquisitions
     Accounts payable and accrued expenses                         1,642                (958)            (9,925)
     Asbestos claims paid                                        (26,526)            (18,573)           (23,937)
     Pensions                                                       (526)             (1,715)               279
     Income taxes                                                   (390)                 88               (322)
     Deferred income taxes                                        (2,366)             (1,725)            (1,185)
     Long-term non-pension benefits                                1,069                 986                286
-------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                       13,978              16,592             11,460
------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
  Capital expenditures                                           (11,671)            (12,892)           (10,156)
  Decrease (increase) in other long-term assets                      (76)                 47               (726)
  Increase in pension assets                                         (84)                (82)               (34)
  Proceeds from sales of assets                                    1,328                 807              1,843
  Payment received on ESOT note                                      618                 564                516
  Acquisition of businesses, net of cash acquired                      -             (10,059)            (1,614)
-------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                           (9,885)            (21,615)           (10,171)
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
  Repayments of debt                                             (20,730)             (2,708)              (165)
  Proceeds from borrowings                                        12,500               9,525                 -
  Dividends paid                                                  (1,287)             (1,205)            (1,128)
  Purchases of common stock for treasury                              -                 (480)                -
  Capital contributions from minority partner                        490                  -                 121
  Exercised stock options                                            195                  -                   2
  Tax benefit on dividends paid to ESOT                               27                  28                 30
  Tax effect on restricted stock plan                                 -                   -                   1
-------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities             (8,805)              5,160             (1,139)
-------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes                                   (1,064)                 56               (503)
-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents              (5,776)                193               (353)

Cash and cash equivalents at beginning of year                     9,477               9,284              9,637
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                      $    3,701          $    9,477         $    9,284
===================================================================================================================

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

December 31, 1997, 1996 and 1995

Note 1:  Nature of Operations
-----------------------------

A. P. Green Industries, Inc. and its subsidiaries, collectively referred to as "A. P. Green" or "the Company", is a manufacturer of refractory products and industrial lime products. Refractory products, which accounted for 82% of 1997 revenues, are sold throughout North America and selected international markets to basic industries such as metals, glass, ceramics, paper and cement. Industrial lime products are sold to end-users for applications such as steel and aluminum production, pulp and paper processing, soil stabilization for road construction, water and waste water treatment and various environmental applications. The industrial lime market served is generally within a 400-mile radius of the Company's lime plants in New Braunfels, Texas, Kimballton, Virginia and Ripplemead, Virginia.

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

Intangible Assets

Intangible assets, primarily consisting of goodwill, customer lists, non-compete agreements, patents and trademarks, are amortized on a straight-line basis over the period benefitted, which ranges from 2 to 12 years. Recoverability of these assets is considered in conjunction with the ongoing evaluation of long-term asset values. Accumulated amortization was approximately $1.8 million and $1.1 million at December 31, 1997 and 1996, respectively.

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of earnings during the period that includes the date of the change.

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

Employee Stock Options

The Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25), and related Interpretations in accounting for its employee stock options rather than the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (Statement 123). Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Disclosures with regard to employee stock options have been made in accordance with the requirements of Statement 123.

Earnings Per Common Share

Earnings per common share, basic, are computed based on the weighted average number of shares of common stock outstanding during the period. Earnings per common share, diluted, are computed assuming common shares are issued for all dilutive potential common shares outstanding during the period. Dilutive potential common shares included primarily outstanding stock options. All earnings per share figures have been restated to reflect the application of Statement of Financial Accounting Standards No. 128, "Earnings per Share," and to reflect the two-for-one stock split effected September 20, 1996.

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
--------------------------------------------------------------------------------

These unaudited proforma results have been prepared for comparative purposes only and include certain adjustments, such as elimination of a 1995 asset write down loss incurred by Eastern Ridge in anticipation of the acquisition, reduced depreciation, depletion and amortization expense as a result of lower asset book values, elimination of a management service fee which will not be charged by A.
P. Green and recognition of income tax benefit not previously recognized due to organization as a partnership. In management's opinion, they are not indicative of the results of operations which actually would have occurred had the acquisition been effective January 1, 1995, or of future results of operations and synergies of the consolidated entities.

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

Effective July 3, 1995, the Company acquired a 51% ownership interest in Plibrico de Mexico SA de CV, a refractory manufacturer located near Monterrey, Mexico. Plibrico de Mexico, which has been renamed A. P. Green de Mexico SA de CV, has one plant with annual sales which were approximately $7.0 million in the year of acquisition and have grown to nearly $10.0 million in 1997. The purchase price and transaction costs totaled approximately $2.0 million and were paid in cash.

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

Note 4:  Reserves for Plant Closings
------------------------------------

The Company has reserves for estimated exit costs and termination benefits in connection with the shutdown of certain facilities in the U.S. and Canada. Three of the plants acquired in the 1994 acquisition of the refractories assets of General Refractories Company and its affiliated companies (General) were closed during 1994, a $3.6 million reserve for which was established at the time of acquisition and included on the opening balance sheet. During 1995 this reserve was increased by approximately $700,000 due to the closing of the Weston, Ontario plant, which was sold in December 1995, and revised estimates of U.S. employee termination benefits resulting from the sale of these facilities taking longer than anticipated. Substantially all employees at these facilities have been terminated and approximately $3.2 million of termination benefits and plant closing costs have been charged against the reserves to date. Two of the U. S. facilities were sold during 1997 and the third is held for sale at its estimated net realizable value.

Note 5:  Earnings Per Share
---------------------------

The following is a reconciliation of shares outstanding used in the computation of basic and diluted earnings per share for the years ended December 31, 1997, 1996 and 1995:
--------------------------------------------------------------------------------
                                      1997               1996            1995
--------------------------------------------------------------------------------

Weighted average number of
   common shares - basic          8,041,266         8,037,710        8,060,118
Effect of dilutive securities
   Employee stock options           223,141           178,906          176,730
   Other                              4,868                 -                -
--------------------------------------------------------------------------------
Weighted average number of
   common shares - diluted        8,269,275         8,216,616        8,236,848
--------------------------------------------------------------------------------

Net earnings used in both earnings per share calculations were the same, as there would be no income effects related to the dilutive securities. Options to purchase 82,500 shares at $8.75 per share were not included in the computation of diluted earnings per share for 1996 and 1995 as the options were not yet exercisable under the terms of the February 1993 option grant. These options became exercisable during 1997 when the last transaction price of the Company's common stock equaled or exceeded $11.00 for 30 consecutive trading days.

Note 6: Inventories
-------------------

Inventory classifications as of December 31, 1997 and 1996 were as follows:
-------------------------------------------------------------------------------
(In thousands)                                 1997                   1996
-------------------------------------------------------------------------------
Finished goods and work in process
         Valued at LIFO
           FIFO cost                       $ 31,621               $ 31,278
           Less LIFO reserve                (13,947)               (14,907)
-------------------------------------------------------------------------------
              LIFO cost                      17,674                 16,371
         Valued at FIFO                      10,683                 13,225
-------------------------------------------------------------------------------
                                             28,357                 29,596
-------------------------------------------------------------------------------

Raw materials and supplies
         Valued at LIFO
           FIFO cost                         18,408                 17,702
           Less LIFO reserve                 (5,698)                (6,129)
-------------------------------------------------------------------------------
              LIFO cost                      12,710                 11,573
         Valued at FIFO                      12,638                 12,505
-------------------------------------------------------------------------------
                                             25,348                 24,078
-------------------------------------------------------------------------------
                                           $ 53,705               $ 53,674
-------------------------------------------------------------------------------

For the years ended December 31, 1997, 1996 and 1995, A. P. Green experienced liquidations of LIFO inventory quantities, none of which were significant.

Note 7: Property, Plant and Equipment, Net
------------------------------------------

Property, plant and equipment, net, as of December 31, 1997 and 1996 were as follows:
--------------------------------------------------------------------------------
(In thousands)                                        1997            1996
--------------------------------------------------------------------------------

Land and mineral deposits                        $  11,153      $    9,926
Buildings and realty improvements                   51,285          47,199
Machinery and equipment                            145,288         144,154
Construction in progress                             5,970           9,075
--------------------------------------------------------------------------------
                                                   213,696         210,354
Less accumulated depreciation and depletion        106,074         102,960
--------------------------------------------------------------------------------
                                                  $107,622        $107,394
--------------------------------------------------------------------------------

Closed production facilities held for sale are included in other current assets at estimated net realizable value of $1.4 million as of December 31, 1997.

Note 8: Short-Term Lines of Credit
----------------------------------

Short-term lines of credit have been established with banks in the United Kingdom for 50,000 British pounds and Canada for Cdn$250,000, each of which was unused at December 31, 1997 and 1996.

Note 9: Long-Term Debt
----------------------

Long-term debt as of December 31, 1997 and 1996 was as follows:
--------------------------------------------------------------------------------
(In thousands)                                      1997                 1996
--------------------------------------------------------------------------------

Unsecured notes payable                         $ 20,525             $ 23,048
Industrial development revenue bonds              10,811               11,848
U.S. line of credit                                4,500                9,000
Capitalized lease obligations                        914                  381
--------------------------------------------------------------------------------
                                                  36,750               44,277
Less current maturities                            5,716                4,168
--------------------------------------------------------------------------------
                                                $ 31,034             $ 40,109
--------------------------------------------------------------------------------

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

The capitalized leases expire in 1999 and 2006 and carry interest rates ranging from 6.7% to 10.9%. A significant portion of the industrial development revenue bonds require the payment of interest only until they mature in 2000 and thereafter. Interest rates range from 70% of prime to 8.6%.
Prime was 8.5% at December 31, 1997.

In 1997, the Company's U.S. long-term line of credit of $30.0 million was extended to May 2, 1999. Restrictive covenants coincide with those reflected in the agreement associated with the unsecured notes payable. Borrowings under this line of credit may be made for working capital, acquisitions and other corporate purposes, with interest charged at the federal funds rate (5.84% at December 31, 1997) plus 2%. Approximately $4.9 million of standby letters of credit and $4.5 million of borrowings were outstanding against the line at December 31, 1997, leaving an available balance of approximately $20.6 million.

Based on the borrowing rates currently available to the Company for debt with similar terms and average maturities, the fair value of the industrial development revenue bonds, unsecured notes payable and capital leases would not differ materially from carrying value at December 31, 1997. Aggregate maturities of long-term debt are approximately $9.8 million, $5.1 million, $5.1 million and $70,000 for 1999 through 2002, respectively. The net book value of property, plant and equipment pledged as security or collateral for outstanding long-term debt was $644,000 at December 31, 1997.

Note 10: Income Taxes
---------------------

Income tax expense (benefit) attributable to earnings from continuing operations for the years ended December 31, 1997, 1996 and 1995 consists of the following:
--------------------------------------------------------------------------------
(In thousands)          1997                    1996                    1995
--------------------------------------------------------------------------------

Current
    Federal          $ 5,418                 $ 3,642                 $ 2,347
    State                747                     523                     514
    Foreign              111                      78                     539
Deferred              (2,333)                 (1,847)                 (1,218)
--------------------------------------------------------------------------------
                     $ 3,943                 $ 2,396                 $ 2,182
--------------------------------------------------------------------------------

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
--------------------------------------------------------------------------------
                                              1997     1996       1995
--------------------------------------------------------------------------------

U.S. statutory rate                           34.0%    34.0%      34.0%
Reversal of provision for closed tax years       -        -       (9.7)
Excess tax depletion                          (4.0)    (4.9)      (4.0)
State and local income taxes, net              3.0      2.4        2.1
Foreign tax rate differential                   .5       .5         .9
Other, net                                     (.7)    (1.1)      (3.4)
--------------------------------------------------------------------------------
     Effective tax rate                       32.8%    30.9%      19.9%
--------------------------------------------------------------------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 consist of the following:
--------------------------------------------------------------------------------
(In thousands)                                    1997                    1996
--------------------------------------------------------------------------------

Deferred tax assets
  Accrued liabilities, differences in
    expense recognition                        $10,901                 $10,983
  Inventories, overhead capitalization
    differences                                    220                     169
  Capital loss carryforward                         -                      301
  Net operating loss carryforwards               1,642                     855
--------------------------------------------------------------------------------
                                                12,763                  12,308
 Less valuation allowance                           -                       -
--------------------------------------------------------------------------------
                                                12,763                  12,308
--------------------------------------------------------------------------------
Deferred tax liabilities
  Fixed assets, principally depreciation
    method differences                          13,755                  14,679
Prepaid pension costs                              600                   1,054
  State, local and other taxes                     819                   1,069
  Inventories, differences in LIFO methods       2,193                   2,236
  Asset valuation differences                       21                     124
--------------------------------------------------------------------------------
                                                17,388                  19,162
--------------------------------------------------------------------------------
Net deferred tax liability                    $  4,625                $  6,854
--------------------------------------------------------------------------------

Management believes it is more likely than not that all deferred tax assets will be realized and, accordingly, no valuation allowance is required. Tax years subject to review by the Internal Revenue Service are 1994 through 1997. All remaining alternative minimum tax credit carryforwards were utilized during 1996.

A. P. Green has not recognized a deferred tax liability for the undistributed earnings of its wholly owned foreign subsidiaries that arose in 1997 and prior years since the Company plans to continue to finance foreign operations and expansion through reinvestment of those undistributed earnings. A deferred tax liability will be recognized, if necessary, when the Company expects that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investments. The remittance of foreign earnings subjected to tax at a rate greater than the U.S. rate may create a tax asset for the Company to the extent foreign tax credits may be generated and are able to be utilized. As of December 31, 1997, 1996 and 1995, the undistributed earnings of these subsidiaries were approximately $4.2 million, $4.9 million and $4.4 million, respectively.

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

The Company's stock option activity for the years ended December 31, 1997, 1996 and 1995 is summarized as follows:

-------------------------------------------------------------------------------------------------------------------
                                                  1997                       1996                       1995
-------------------------------------------------------------------------------------------------------------------
                                                      Weighted                  Weighted                   Weighted
                                                       Average                   Average                    Average
                                                      Exercise                  Exercise                   Exercise
                                           Options      Price         Options     Price          Options    Price
-------------------------------------------------------------------------------------------------------------------
1987, 1989 and 1996 Plans
Outstanding - January 1                   403,500        $8.01         373,500     $7.90         394,500      $7.86
Granted                                   237,500         8.75          30,000      9.32              -          -
Exercised                                 (45,500)        7.19              -         -          (21,000)      7.03
Expired/Lapsed                             (7,850)        8.75              -         -               -          -
-------------------------------------------------------------------------------------------------------------------
Outstanding - December 31                 587,650        $8.36         403,500     $8.01         373,500      $7.90
===================================================================================================================
Exercisable at December 31                587,650        $8.36         403,500     $8.01         373,500      $7.90
===================================================================================================================
1993 Plan
Outstanding - January 1                   382,500        $6.17         382,500     $6.17         412,500      $6.17
Granted                                        -            -               -         -               -          -
Exercised                                 (48,000)        6.17              -         -          (18,000)      6.17
Expired/Lapsed                                 -            -               -         -          (12,000)      6.17
-------------------------------------------------------------------------------------------------------------------
Outstanding - December 31                 334,500        $6.17         382,500     $6.17         382,500      $6.17
===================================================================================================================
Exercisable at December 31                334,500        $6.17         300,000     $6.17         300,000      $6.17
===================================================================================================================

Exercise prices and weighted average remaining contractual lives of options outstanding at December 31, 1997 are summarized as follows:
----------------------------------------------------------------------

                              Exercise                    Remaining
          Options             Price                       Life
----------------------------------------------------------------------

          334,500              $6.17                      5 years
          153,000               6.67                      3 years
          229,150               8.75                      9 years
          175,500               9.17                      2 years
           30,000               9.32                      8 years
----------------------------------------------------------------------

Stock options granted under the 1987, 1989 and 1996 plans expire ten years after grant date. All options outstanding at December 31, 1997 are exercisable. There were a total of 259,258 remaining shares available for grant under all plans as of December 31, 1997.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Had compensation cost for these plans been determined based upon the fair value at grant date, consistent with the methodology prescribed in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), the Company's net income and earnings per share for the year ended December 31, 1997 would have been reduced by $340,000, or $.04 per share, diluted, to $7,728,000, or $.94 per share, diluted. The impact on the year ended December

31, 1996 would not have been material to the consolidated results, and there were no stock options granted during 1995.

Using the Black-Scholes option valuation model, the estimated fair values of options granted during 1997 and 1996 were $2.29 and $2.93, respectively. The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting or other restrictions. In addition, such models require the use of subjective assumptions. In management's opinion, such valuation models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Principal assumptions used in applying the Black-Scholes model were as follows:
--------------------------------------------------------------------------------
                                           1997                 1996
--------------------------------------------------------------------------------

Risk free interest rate                   6.06%                5.50%
Expected life, in years                    5                    5
Expected volatility                       22.3%                30.2%
Expected dividend yield                    1.8%                 1.5%
--------------------------------------------------------------------------------

Note 12:  Pension Plans
-----------------------

A. P. Green has various pension plans covering substantially all employees. Plan benefits are generally based on years of service and compensation during the last years of employment. A. P. Green's contributions are made in accordance with independent actuarial reports to meet minimum funding requirements. The Company contributed $2.5 million and $3.7 million to these plans during 1997 and 1996, respectively. The plans' assets consist primarily of listed common stocks and debt securities.

Net pension expense for the years ended December 31, 1997, 1996 and 1995 included the following components:
--------------------------------------------------------------------------------
(In thousands)                                      1997       1996       1995
--------------------------------------------------------------------------------

Service cost of benefits earned during period  $   1,868  $   1,885  $   1,676
Interest cost on projected benefit obligations     9,244      9,077      8,703
Actual gain on assets                            (30,232)   (11,712)   (20,964)
Net amortization and deferral                     20,783      2,603      12,454
--------------------------------------------------------------------------------
  Net pension expense                              1,663      1,853      1,869
Multiemployer pension expense                        231        183        170
--------------------------------------------------------------------------------
  Total pension expense                        $   1,894  $   2,036  $   2,039
--------------------------------------------------------------------------------

The majority of the Company's pension plans have plan assets that exceed accumulated benefit obligations. The following table sets forth the actuarial present value of benefit obligations and funded status for all of the Company's pension plans at December 31, 1997 and 1996. Plan asset values and benefit obligations are measured as of September 30, 1997 and 1996:

-------------------------------------------------------------------------------------------------------------------------
                                                                          1997                              1996
-------------------------------------------------------------------------------------------------------------------------
                                                                Assets            Accum.           Assets          Accum.
                                                                 Exceed         Benefits            Exceed       Benefits
                                                                 Accum.           Exceed            Accum,         Exceed
(In thousands)                                                 Benefits           Assets          Benefits         Assets
-------------------------------------------------------------------------------------------------------------------------
Accumulated benefit obligations,
   substantially all of which are vested                      $(94,643)        $(27,434)         $(90,474)      $(27,414)
Effect of projected future compensation levels                  (5,518)             (18)           (6,027)           (55)
-------------------------------------------------------------------------------------------------------------------------

  Projected benefit obligations                               (100,161)         (27,452)          (96,501)       (27,469)
Plans' assets at fair value                                    123,682           20,744           104,405         17,218
-------------------------------------------------------------------------------------------------------------------------

  Excess (deficiency)                                           23,521           (6,708)            7,904        (10,251)
Unrecognized net asset at transition                            (2,466)              (4)           (3,031)           (21)
Unrecognized net (gain) loss                                   (18,443)          (1,337)           (1,889)           630
Unrecognized prior service cost                                  3,917              798             4,307            945
Minimum pension liability adjustment                                 -           (1,207)                -         (1,639)
-------------------------------------------------------------------------------------------------------------------------

  Prepaid (accrued) pension cost                              $  6,529         $ (8,458)         $  7,291       $(10,336)
-------------------------------------------------------------------------------------------------------------------------

In accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," the Company recorded an additional minimum pension liability of approximately $1.2 million at December 31, 1997 and approximately $1.6 million at December 31, 1996. This minimum liability represented the excess of unfunded accumulated benefit obligations over recorded pension liabilities, determined on an individual plan basis. A corresponding amount was recorded as an intangible asset except to the extent the minimum liability for a particular plan exceeded the related unrecognized prior service cost, in which case the excess was recorded as a reduction of stockholders' equity. As of December 31, 1997, an intangible asset of approximately $388,000 was recorded, along with a reduction in stockholders' equity of $509,000, net of related tax benefits. At December 31, 1996, an intangible asset of approximately $454,000 was recorded, along with a reduction of stockholders' equity of $737,000, net of related tax benefits.

U.S. Pensions
-------------

The expected long-term rate of return on plan assets was 8.75% for 1997, 1996 and 1995. A weighted average discount rate of 7.5%, 7.75%, and 7.5% was used for 1997, 1996 and 1995, respectively. A rate of increase in future compensation levels of 5.0% for 1997, 1996 and 1995 was used in determining the actuarial present value of projected benefit obligations on all except hourly, collectively bargained plans.

Canadian Pensions
-----------------

The expected long-term rate of return on plan assets was 8.5% for 1997, 1996 and 1995. A weighted average discount rate of 7.25% was used for 1997 and 8.0% was used for 1996 and 1995. A 5.0% rate of increase in future compensation levels was used for 1997, 1996 and 1995.

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

The following table sets forth the actuarial present value of the plans' benefit obligations at December 31, 1997 and 1996. The accumulated postretirement benefit obligation was measured as of September 30, 1997 and 1996.
--------------------------------------------------------------------------------
(In thousands)                                            1997          1996
--------------------------------------------------------------------------------

Accumulated postretirement benefit obligation
  Retirees, dependents and beneficiaries               $11,934       $11,405
  Fully eligible active plan participants                2,866         2,669
  Other active plan participants                         3,843         3,486
--------------------------------------------------------------------------------
Accumulated postretirement benefit obligation           18,643        17,560
Unrecognized prior service cost                           (173)         (202)
Unrecognized net loss from past experience
  different from that assumed                           (1,454)       (1,343)
--------------------------------------------------------------------------------
Accrued postretirement benefits other than pensions    $17,016       $16,015
--------------------------------------------------------------------------------

The Company's postretirement health care plan and life insurance plan are unfunded; the accumulated postretirement benefit obligation at December 31, 1997 and 1996 is $17.6 million and $16.5 million, respectively, for the health care plan and $1.1 million in both years for the life insurance plan.

Net postretirement benefits cost other than pensions for the years ended December 31, 1997, 1996 and 1995 included the following components:
--------------------------------------------------------------------------------
(In thousands)                             1997           1996           1995
--------------------------------------------------------------------------------

Service cost of benefits earned
    during the period                  $    628       $    617       $    344
Interest cost on accumulated
    postretirement benefit obligation     1,323          1,313          1,106
Net amortization                             29            108             -
--------------------------------------------------------------------------------
    Net postretirement benefits cost
        other than pensions             $ 1,980        $ 2,038        $ 1,450
--------------------------------------------------------------------------------

For measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1997; the rate was assumed to decrease gradually to 5% by 2001 and remain at that level thereafter. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation for the health care plan as of December 31, 1997 by 7.0%, or $1.2 million, and would increase the service and interest costs of net postretirement health care benefits for the year then ended by 8.8%, or $164,000.

The discount rate used in determining the accumulated postretirement benefit obligation was 7.5%, 7.75% and 7.5% at December 31, 1997, 1996 and 1995,
respectively.

Short-term and long-term disability benefits provided by the Company to salaried employees may, under certain circumstances, continue to be provided to those employees subsequent to their employment by the Company and prior to retirement. The annual incremental expense for these postemployment benefits for 1997, 1996 and 1995 was not material and the projected benefit obligation was $636,000 and $568,000 as of December 31, 1997 and 1996, respectively.

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

The second plan, instituted in 1991, covers employees at certain locations who have negotiated participation through collective bargaining. Participants are eligible to contribute between 2% and 15% of compensation. For all of these locations, the Company matches 25% of the first 6% of a participant's contribution. Amounts charged against income were approximately $220,000, $204,000 and $214,000 in 1997, 1996 and 1995, respectively.

Effective January 1, 1996, all employees at LTI were eligible to participate in a defined contribution plan. Participants can contribute between 1% and 15% of compensation. The Company matches 50% of the first 4% of a participant's contribution. Amounts charged against income were not material to the consolidated results in either 1997 or 1996.

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

A. P. Green. A. P. Green makes the necessary contributions to the ESOT to allow the interest and principal payments to be made.

--------------------------------------------------------------------------------
(In thousands)                           1997           1996          1995
--------------------------------------------------------------------------------

Interest payments on ESOT debt         $  659         $  713        $  762
Principal payments                        618            564           515
Less
   Dividends on ESOT shares used for
     debt service                        (130)          (120)         (114)
   Forfeitures                            (22)           (21)         (104)
   Interest income                         (1)            (1)           (3)
--------------------------------------------------------------------------------
Contributions to ESOT                   1,124          1,135         1,056
Administrative expenses                   143            109           147
--------------------------------------------------------------------------------
Employee savings plan cost             $1,267         $1,244        $1,203
--------------------------------------------------------------------------------

The loan to the ESOT is repayable in annual installments extending through September 30, 2004. Interest is payable semiannually at 9.5% per annum. The note receivable from the ESOT is reflected as a reduction of stockholders' equity in the accompanying consolidated financial statements. The Company recognized interest income on the ESOT note of $650,000, $700,000 and $750,000 in 1997, 1996 and 1995, respectively.

Note 16: Preferred and Common Stock
-----------------------------------

The Company's preferred stock can be issued in one or more series without stockholder approval. Prior to January 6, 1998, Preferred Share Purchase Rights (Rights) were attached to each outstanding share of common stock, which, when exercisable, entitled each registered holder to purchase from A. P. Green 1/10 of a share of a junior participating preferred stock, Series A, $1 par value per share, at a price of $45 per 1/10 of a preferred share, subject to adjustment. On January 6, 1998, such Rights expired and were replaced on January 7, 1998 by new Preferred Share Purchase Rights which, when exercisable, entitle each registered holder to purchase from A. P. Green 1/100 of a share of a junior participating preferred stock, Series B, $1 par value per share, at a price of $45 per 1/100 of a preferred share, subject to adjustment. The new Rights become exercisable 10 days following a public announcement that a party acquired, or obtained the right to acquire, beneficial ownership representing 20% or more of
A. P. Green's outstanding common shares. If A. P. Green is involved in a merger or business combination after the Rights become exercisable in which A. P. Green is not the surviving entity, A. P. Green's common stock is changed or exchanged or 50% or more of A. P. Green's assets or earning power is sold, the Rights will entitle the holder to buy a number of shares of common stock of the acquiring entity or A. P. Green, as the case may be, having a fair market value at that time of twice the exercise price of the Right. The new Rights were issued pursuant to a Rights Agreement, dated as of November 13, 1997, between A. P. Green and Harris Trust & Savings Bank, as Rights Agent. The Rights Agreement was amended on March 5, 1998 to provide that the Rights would not become exercisable upon the execution of the Agreement and Plan of Merger, dated as of March 3, 1998, by and among A. P. Green, Global Industrial Technologies, Inc. (Global) and BGN Acquisition Corp. (BGN), and that the Rights would expire upon the acceptance for payment by Global or BGN of a majority of A. P. Green's common shares pursuant to the tender offer provided for in the Agreement and Plan of Merger. See Note 21 for further discussion of the Agreement and Plan of Merger.

Note 17: Supplemental Financial Information
-------------------------------------------

Cash payments and selected non-cash investing and financing activities during 1997, 1996 and 1995 were as follows:
--------------------------------------------------------------------------------

(In thousands)                               1997        1996          1995
--------------------------------------------------------------------------------

Income taxes paid                          $6,597      $3,763         4,093
Interest paid                               3,279       3,206         3,191

Capitalized lease obligations incurred        704           -             -
--------------------------------------------------------------------------------

Rental payments were approximately $1.2 million in 1997 and $1.0 million in 1996 and 1995. Minimum future payments under noncancellable operating leases are approximately $1.2 million in 1998 and decline progressively to $0 in 2004. In most cases, management expects expiring leases will be replaced by similar leases. The lease obligations relate primarily to office and warehouse space.

Research and development costs are expensed as incurred and amounted to approximately $2.8 million, $3.9 million and $2.9 million during 1997, 1996 and 1995, respectively. Research and development expenditures in 1997 and 1996 included approximately $225,000 and $800,000, respectively, in costs associated with LTI product development.

Note 18: Litigation
-------------------

Asbestos-Related Claims - Personal Injury
-----------------------------------------

A. P. Green is among numerous defendants in lawsuits pending as of December 31, 1997 that seek to recover compensatory, and in many cases, punitive damages for personal injury allegedly resulting from exposure to asbestos-containing products.

A. P. Green is a member of the Center, an organization of twenty companies (Members) who were formerly distributors or manufacturers of asbestos-containing products. The Center administers, evaluates, settles, pays and defends all of the asbestos-related personal injury lawsuits involving its Members. Under the terms of the Center Agreement, each Member's portion of the liability payments and defense costs is based upon, among other things, the number and type of claims brought against it. Claims activity for the Company for each of the years ended December 31, 1997, 1996 and 1995 was as follows:

--------------------------------------------------------------------------------
                                              1997        1996         1995
--------------------------------------------------------------------------------

Claims pending at January 1                 58,885      48,367       50,920
Claims filed                                24,024      29,702       12,560
Cases settled, dismissed or
           otherwise resolved              (10,709)    (19,184)     (15,113)
--------------------------------------------------------------------------------
 Claims pending at December 31              72,200      58,885       48,367
--------------------------------------------------------------------------------
Average settlement amount per claim (1)  $   1,611   $   1,582    $   1,778
--------------------------------------------------------------------------------
(1) All settlements are covered by the Company's insurance program.

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

Without the Settlement the Company can only estimate the liability and related insurance recoveries associated with known claims. As such, the amounts reported for projected asbestos claims and projected insurance recovery on asbestos claims as of December 31, 1997 reflect only those claims known to have been filed as of that date. In order to arrive at these projected amounts, the Company also reviewed its insurance policies and historical settlement amounts. This resulted in an increase in both the liability and asset of $40.9 million during the fourth quarter of 1997 following a reduction of $19.4 million in the third quarter of 1997. There was no effect on the consolidated earnings of the Company. These balances are expected to fluctuate from quarter to quarter as claims are filed and settled. The volume of claims settled by the Center on a quarterly basis can vary considerably.

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

Tender Offer
------------

On March 6, 1998, a lawsuit was filed in the Court of Chancery in the State of Delaware seeking to enjoin the tender offer by Global Industrial Technologies, Inc. and BGN Acquisition Corp. to purchase all outstanding shares of the Company's common stock. See Note 21 for further discussion of the tender offer and lawsuit.

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

Industry Segments
--------------------------------------------------------------------------------
(In thousands)                               1997         1996           1995
--------------------------------------------------------------------------------
Net Sales
--------------------------------------------------------------------------------

Refractory products and services         $227,874     $218,400       $212,203
Industrial lime                            50,410       40,168         37,727
Intersegment eliminations                    (377)        (107)          (215)
--------------------------------------------------------------------------------
                                         $277,907     $258,461       $249,715
--------------------------------------------------------------------------------
Operating Profit
--------------------------------------------------------------------------------

Refractory products and services        $  13,761   $    7,972      $  12,565
Industrial lime                             8,503        8,287          6,911
--------------------------------------------------------------------------------
                                           22,264       16,259         19,476
--------------------------------------------------------------------------------
Other charges to income
  General corporate
    expenses, net                           8,789        7,569          7,434
  Interest expense                          3,297        3,112          3,190
  Interest income                            (958)      (1,255)        (1,513)
--------------------------------------------------------------------------------
                                           11,128        9,426          9,111
--------------------------------------------------------------------------------
Earnings before income taxes            $  11,136   $    6,833      $  10,365
--------------------------------------------------------------------------------
Identifiable Assets
--------------------------------------------------------------------------------

Refractory products and services         $289,889     $284,180       $313,165
Industrial lime                            60,563       58,514         47,698
Corporate                                   7,262       12,435         12,705
--------------------------------------------------------------------------------
                                         $357,714     $355,129       $373,568
--------------------------------------------------------------------------------
Depreciation, Depletion & Amortization
--------------------------------------------------------------------------------

Refractory products and services       $    7,072   $    6,811     $    6,375
Industrial lime                             4,368        2,813          2,751
Corporate                                     699          958          1,048
--------------------------------------------------------------------------------
                                        $  12,139    $  10,582      $  10,174
--------------------------------------------------------------------------------
Capital Expenditures
--------------------------------------------------------------------------------

Refractory products and services       $    6,229   $    9,675     $    7,597
Industrial lime                             4,416        2,470          2,137
Corporate                                   1,026          747            422
--------------------------------------------------------------------------------
                                        $  11,671    $  12,892      $  10,156
--------------------------------------------------------------------------------


A. P. Green's principal operations are located in the United States, the United Kingdom, Canada, Mexico and the Far East. Transactions between geographic areas are accounted for on an "arm's-length" basis. Export sales to foreign, unaffiliated customers represent less than 10% of consolidated annual net sales.

Geographic Segments
-------------------------------------------------------------------------------
(In thousands)                               1997          1996        1995
-------------------------------------------------------------------------------
Net Sales
-------------------------------------------------------------------------------

United States                           $242,166      $226,290    $219,571
Canada                                    25,151        23,759      24,045
United Kingdom                             8,885         9,978       9,745
Mexico                                     9,914         8,123       3,242
Far East                                   1,004             -           -
Intersegment transfers                    (9,213)       (9,689)     (6,888)
-------------------------------------------------------------------------------
                                        $277,907      $258,461    $249,715
-------------------------------------------------------------------------------
Earnings (Loss) Before Income Taxes
-------------------------------------------------------------------------------

United States                          $  11,596    $    5,883    $  8,352
Canada                                       (84)         (324)        999
United Kingdom                              (200)          607         673
Mexico                                     1,048           992         341
Far East                                  (1,224)         (325)          -
-------------------------------------------------------------------------------
                                       $  11,136     $   6,833    $ 10,365
-------------------------------------------------------------------------------
Identifiable Assets
-------------------------------------------------------------------------------

United States                           $315,568       $306,945   $330,285
Canada                                    16,816         17,143     18,000
United Kingdom                             4,266          5,234      5,020
Mexico                                     6,784          6,447      5,451
Far East                                   7,018          6,925      2,107
Corporate                                  7,262         12,435     12,705
-------------------------------------------------------------------------------
                                        $357,714       $355,129   $373,568
-------------------------------------------------------------------------------

Note 20: Quarterly Financial Highlights (Unaudited)
---------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
(Dollars in thousands,                        First                Second             Third              Fourth
  except per share data)                      Quarter             Quarter             Quarter            Quarter
-------------------------------------------------------------------------------------------------------------------
1997
Net sales                                     $64,816             $71,853             $70,696            $70,542
Gross profit                                   10,802              13,614              12,789             12,851
Net earnings                                      643               2,511               2,009              2,905
Net earnings per common share
      -basic                                      .08                 .31                 .25                .36
      -diluted                                    .08                 .31                 .24                .35
-------------------------------------------------------------------------------------------------------------------
1996
Net sales                                     $64,234             $69,538             $61,948            $62,741
Gross profit                                   11,492              13,625               9,092              9,899
Net earnings                                    1,604               2,571                 162                336
Net earnings per common share
      -basic                                      .20                 .32                 .02                .04
      -diluted                                    .20                 .31                 .02                .04
-------------------------------------------------------------------------------------------------------------------

Lower sales and a planned reduction of refractory finished goods inventory during the third and fourth quarters of 1996 resulted in reduced production efficiencies and declines in gross profit and net earnings. Also contributing to the decline were inventory-related adjustments resulting from changes in inventory levels.

Note 21:  Subsequent Event
--------------------------

On March 3, 1998, the Company entered into an Agreement and Plan of Merger with Global Industrial Technologies, Inc. and BGN Acquisition Corp. The Agreement and Plan of Merger calls for, among other things, Global to purchase for cash all outstanding shares of the Company at $22.00 per share, or approximately $195.0 million, plus the assumption of $23.0 million of net debt. The transaction, which will be effected by means of a tender offer, has been approved by the Boards of Directors of both companies and, subject to regulatory approval, is expected to be completed during the second quarter of 1998. Global is a manufacturer of technologically advanced industrial products that support high-growth markets around the world. Its subsidiary, Harbison-Walker Refractories Company, operates 15 refractory plants in five countries, including the United States, Canada, Mexico, Chile and Germany.

On March 6, 1998, a lawsuit was filed in the Court of Chancery in the State of Delaware seeking to enjoin the tender offer and alleging, among other things, that the stockholders of the Company are not receiving fair and adequate consideration for their shares. The Company has entered into an agreement in principle to settle the lawsuit whereby, subject to the negotiation and execution of definitive agreements, including mutually acceptable releases, (i) the Company mailed to the stockholders of the Company on March 24, 1998 a supplemental disclosure statement on Schedule 14D-9 containing certain financial information and projections and (ii) Mack G. Nichols, James M. Stolze, William
F. Morrison, Daniel Toll, Paul F. Hummer II, P. Jack O'Bryan, the Company, Global and BGN Acquisition Corp. will reimburse the plaintiff in the lawsuit for attorneys' fees and expenses, as awarded by the Court, in an aggregate amount of $180,000. The lawsuit and/or settlement thereof is not expected to have any impact on the transactions contemplated by the Agreement and Plan of Merger.

                          INDEPENDENT AUDITORS' REPORT


THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
A. P. GREEN INDUSTRIES, INC.:

We have audited the accompanying consolidated statements of financial position of A. P. Green Industries, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the aforementioned financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements are the responsibility of A. P. Green's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of A. P. Green Industries, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG Peat Marwick LLP


St. Louis, Missouri
February 9, 1998

                                   SCHEDULE II




                          A. P. GREEN INDUSTRIES, INC.
                            SUPPLEMENTAL INFORMATION
                        VALUATION AND QUALIFYING ACCOUNTS



An analysis of doubtful accounts for 1995, 1996 and 1997 is as follows:



                                                Doubtful Accounts
                                                -----------------
                                             (Dollars In Thousands)

Balance December 31, 1994                            $1,992
Additions in 1995 -
  Current year provision                                120
  Acquisitions                                          247
Less - Receivables written off, net                    (429)
                                                      ------

Balance, December 31, 1995                            1,930
Additions in 1996 -
   Current year provision                               740
Less - Receivables written off, net                    (969)
                                                      ------
Balance, December 31, 1996                            1,701
Additions in 1997 -
   Current year provision                               656
Less - Receivables written off, net                    (909)
                                                      ------
Balance, December 31, 1997                           $1,448
                                                      ======