Form 10-Q
period 1998-03-31
GREEN A P INDUSTRIES INC
filed 1998-05-14
CIK 826619

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 ---------------


For the quarter ended March 31, 1998               Commission File No. 0-16452
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
Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of May 14, 1998, 8,070,515 shares of Common Stock, $1 par value, were outstanding.

A. P. GREEN INDUSTRIES, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

                                                       March 31,   December 31,
                                                         1998          1997
                                                       ---------   -----------
(Dollars in thousands, except per share data)

ASSETS

  Current Assets
    Cash and cash equivalents                           $  3,576     $  3,701
    Receivables (net of allowances -
      1998, $1,509;  1997, $1,448)                        44,519       48,761
    Inventories                                           57,155       53,705
    Deferred income tax asset                              2,255        2,574
    Other                                                  6,000        6,624
                                                         -------      -------
      Total current assets                               113,505      115,365

  Property, plant and equipment, net                     107,073      107,622
  Projected insurance recovery on asbestos claims        154,778      116,314
  Pension assets                                           9,393        9,251
  Intangible assets, net                                   4,108        4,173
  Other assets                                             4,844        4,989
                                                         -------      -------
Total assets                                            $393,701     $357,714
                                                         =======      =======


LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                                    $ 17,735     $ 19,879
    Accrued expenses
      Payrolls                                             6,009        6,867
      Taxes other than on income                           2,155        2,145
      Insurance reserves                                   3,627        4,008
      Other                                                5,855        7,381
    Current maturities of long-term debt                   6,006        5,716
    Income taxes                                           1,105          801
                                                         -------      -------
      Total current liabilities                           42,492       46,797

  Deferred income taxes                                    6,799        7,199
  Long-term non-pension benefits                          17,810       17,652
  Long-term pensions                                      11,731       11,615
  Long-term debt                                          31,953       31,034
  Projected asbestos claims                              154,778      116,314
                                                         -------      -------
      Total liabilities                                  265,563      230,611
                                                         -------      -------
  Minority Interests                                       3,403        2,568

  Stockholders' Equity
    Preferred stock - $1 par value;
      authorized:  2,000,000 shares;
      issued and outstanding:  none                            -            -
    Common stock - $1 par value;
      authorized: 10,000,000 shares;
      issued:  9,024,449 in 1998
      and 9,014,599 in 1997                                9,024        9,015
    Additional paid-in capital                            68,587       68,504
    Retained earnings                                     67,599       67,285
    Less: Deferred foreign currency translation           (4,145)      (3,939)
          Treasury stock of 953,934 shares in 1998
             and 1997, at cost                            (9,498)      (9,498)
          Note receivable-ESOT                            (6,323)      (6,323)
          Minimum pension liability adjustment,
             net of tax                                     (509)        (509)
                                                         -------      -------
      Total stockholders' equity                         124,735      124,535
                                                         -------      -------
Total liabilities and stockholders' equity              $393,701     $357,714
                                                         =======      =======

See accompanying notes to consolidated financial statements.

A. P. GREEN INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)




                                                    Three months ended March 31,
                                                    ----------------------------
(Dollars in thousands, except per share data)           1998           1997
                                                    ------------   -------------
Net sales                                            $   65,762     $   64,816

Cost of sales                                            54,152         54,014
                                                      ---------      ---------
     Gross profit                                        11,610         10,802

Expenses and other income

    Selling & administrative expenses                     9,966          9,222

    Interest expense                                        682            834

    Interest income                                        (233)          (247)

    Minority interest in income (loss) of
        partnerships                                       (226)             4

    Other (income) expense, net                             248            (66)
                                                      ---------      ---------
       Earnings before income taxes                       1,173          1,055

Income tax expense                                          523            358

Equity in net income of affiliates                          (66)           (15)

Minority interest in income of
    consolidated subsidiaries                                80             69
                                                      ---------      ---------
    Net earnings                                     $      636     $      643
                                                      =========      =========
Net earnings per common share - basic                $     0.08     $     0.08
                                                      =========      =========
Weighted average number of common shares - basic      8,068,563      8,023,220
                                                      =========      =========
Net earnings per common share - diluted              $     0.07     $     0.08
                                                      =========      =========
Weighted average number of common shares - diluted    8,547,241      8,171,034
                                                      =========      =========
Dividends per common share                           $     0.04     $     0.04
                                                      =========      =========

See accompanying notes to consolidated financial statements.

A. P. GREEN INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                    Three months ended March 31,
                                                    ----------------------------
(Dollars in thousands)                                  1998           1997
                                                    ------------   -------------
Cash flows from operating activities

  Net earnings                                         $   636        $   643

  Adjustments for items not requiring
    (providing) cash
    Depreciation, depletion and amortization             3,002          2,999
    Stock compensation to directors                         51             29
    Provision for losses on accounts receivable             34            195
    Loss (gain) on sale of assets                          308            (58)
    Equity in earnings of affiliates,
      net of dividends received                            (66)           (15)
    Minority interest in income (losses) of
      consolidated subsidiaries and partnerships          (146)            73
  Decrease (increase) in assets
    Trade receivables                                    4,208         (1,058)
    Asbestos claim and fee reimbursements received       5,070          5,236
    Inventories                                         (3,450)        (2,639)
    Receivable and prepaid taxes                            32             45
    Other current assets                                   593             (6)

  Increase (decrease) in liabilities
    Accounts payable and accrued expenses               (4,899)          (447)
    Asbestos claims paid                                (5,070)        (3,607)
    Pensions                                               116            277
    Income taxes                                           304            (65)
    Deferred income taxes                                  (82)          (246)
    Long-term non-pension benefits                         158            249
                                                        ------         ------
  Net cash provided by operating activities                799          1,605
                                                        ------         ------
Cash flows from investing activities

  Capital expenditures                                  (2,657)        (1,589)
  Decrease (increase) in other long-term assets            100            (24)
  Increase in pension assets                              (142)           (17)
  Proceeds from sales of assets                             72            106
                                                        ------         ------
  Net cash used in investing activities                 (2,627)        (1,524)
                                                        ------         ------
Cash flows from financing activities

  Repayments of debt                                    (1,512)        (6,100)
  Proceeds from borrowings                               2,721              -
  Exercised stock options                                   42              -
  Dividends paid                                          (323)          (321)
  Capital contributions from minority partner              980            490
  Tax benefit on dividends paid to ESOT                      -              7
                                                        ------         ------
  Net cash provided by (used in) financing activities    1,908         (5,924)
                                                        ------         ------
Effect of exchange rate changes                           (205)          (311)
                                                        ------         ------
Net decrease in cash and cash equivalents                 (125)        (6,154)
Cash and cash equivalents at beginning of year           3,701          9,477
                                                        ------         ------
Cash and cash equivalents at end of period             $ 3,576        $ 3,323
                                                        ======         ======
See accompanying notes to consolidated financial statements.

A. P. GREEN INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       MANAGEMENT'S COMMENTS REGARDING ADJUSTMENTS AND RESULTS OF OPERATIONS
         ---------------------------------------------------------------------

         In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal and recurring nature necessary for a fair presentation of the financial position and results of operations for the periods presented. These financial statements should be read in conjunction with the Company's Annual Report on Form 10- K for the year ended December 31, 1997. The results for the quarter ended March 31, 1998 are not necessarily indicative of the results which may occur for the full year. Certain prior year amounts have been reclassified to conform to the 1998 presentation.

2.       RESERVES FOR PLANT CLOSINGS
         ---------------------------

         The Company has reserves for estimated exit costs and termination benefits in connection with the shutdown of certain facilities in the U.S. and Canada. Three of the plants acquired in the 1994 acquisition of the refractories assets of General Refractories Company and its affiliated companies (General) were closed during 1994, a $3.6 million reserve for which was established at the time of acquisition and included on the opening balance sheet. During 1995 this reserve was increased by approximately $700,000 due to the closing of the Weston, Ontario plant, which was sold in December 1995, and revised estimates of U. S. employee termination benefits resulting from the sale of these facilities taking longer than anticipated. Substantially all employees at these facilities have been terminated and approximately $3.2 million of termination benefits and plant closing costs have been charged against the reserves to date. Two of the U.S. facilities were sold during 1997 and the third is held for sale at its estimated net realizable value.

3.       EARNINGS PER SHARE
         ------------------

         The following is a reconciliation of shares outstanding used in the computation of basic and diluted earnings per share for the three
         months       ended       March       31,       1998      and      1997:
         -----------------------------------------------------------------------
                                                       1998           1997
         -----------------------------------------------------------------------

         Weighted average number of
           common shares - basic                     8,068,563      8,023,220
         Effect of dilutive securities
           Employee stock options                      470,303        147,814
           Other                                         8,375              -
         -----------------------------------------------------------------------
         Weighted average number of
           common shares - diluted                   8,547,241      8,171,034
         =======================================================================

         Net earnings used in both earnings per share calculations were the same, as there would be no income effects related to the dilutive securities. Options to purchase 184,500 shares and 30,000 shares at $9.17 and $9.32 per share, respectively, were excluded from the March 31, 1997 diluted earnings per share computation as their inclusion would have been antidilutive. Options to purchase 82,500 shares at $6.17 per share were not included in the computation of the diluted earnings per share for March 31, 1997 as the options were not yet exercisable under the terms of the February 1993 option grant. These options became exercisable during the fourth quarter of 1997 when the last transaction price of the Company's common stock equaled or exceeded $11.00 for 30 consecutive trading days. In addition, options to purchase 120,428 shares at $8.75 per share were excluded from the March 31, 1997 diluted earnings per share computation as they were not exercisable under the terms of the February 1997 option grant until August 1997.

4.       INVENTORIES
         -----------
                                             March 31, 1998   December 31, 1997
                                             --------------   -----------------

         Finished goods & work-in-process
           Valued at LIFO:
             FIFO cost                           $33,925           $31,621
             Less LIFO reserve                   (13,991)          (13,947)
                                                  ------            ------
                  LIFO cost                       19,934            17,674
         Valued at FIFO                           12,159            10,683
                                                  ------            ------
         TOTAL                                    32,093            28,357
                                                  ------            ------
         Raw materials and supplies
           Valued at LIFO:
             FIFO cost                            18,226            18,408
             Less LIFO reserve                    (5,476)           (5,698)
                                                  ------            ------
                  LIFO cost                       12,750            12,710
         Valued at FIFO                           12,312            12,638
                                                  ------            ------
         TOTAL                                    25,062            25,348
                                                  ------            ------
                                                 $57,155           $53,705
                                                  ======            ======

5.       LITIGATION
         ----------

         Asbestos-related claims - Personal Injury
         -----------------------------------------

         A. P. Green is among numerous defendants in lawsuits pending as of March 31, 1998 that seek to recover compensatory and, in many cases, punitive damages for personal injury allegedly resulting from exposure to asbestos-containing products.

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

Claims activity for the Company for each of the years ended December 31, 1997, 1996 and 1995, based upon information provided by the Center, was as follows:
--------------------------------------------------------------------------------
                                          1997           1996           1995
--------------------------------------------------------------------------------

Claims pending at January 1              58,885         48,367         50,920
Claims filed                             24,024         29,702         12,560
Cases settled, dismissed or
   otherwise resolved                   (10,709)       (19,184)       (15,113)
                                        -------        -------        -------
   Claims pending at December 31         72,200         58,885         48,367
                                        =======        =======        =======
Average settlement amount per claim(1)  $ 1,611        $ 1,582        $ 1,778
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

         As the Settlement established a numerical cap on the number of claims that could be processed each year during the ten years of the Settlement and because the Settlement provided for a range of payments for different disease categories, it was possible to estimate the aggregate amount of liability for the Company through 2004 and related insurance recoveries. Without the Settlement the Company can only estimate the liability and related insurance recoveries associated with known claims. As such, the amounts reported for projected asbestos claims and projected insurance recovery on asbestos claims as of March 31, 1998 and December 31, 1997 reflect only those claims known to have been filed as of that date. In order to arrive at these projected amounts, the Company also reviewed its insurance policies and historical settlement amounts. This resulted in an increase in both projected asbestos claims and projected insurance recovery on asbestos claims of $43.5 million during the first quarter of 1998. There was no effect on the consolidated earnings of the Company. These balances are expected to fluctuate from quarter to quarter as claims are filed and settled. The volume of claims settled by the Center on a quarterly basis can vary considerably. The projected asbestos claims and projected insurance recovery on asbestos claims are reduced each month by claim payments made directly to the Center by the Company's insurance carriers, which totaled $5.1 million during the first quarter of 1998.

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

         In addition to asbestos-related personal injury claims asserted against
         A. P. Green, a number of claims have been asserted against Bigelow-Liptak Corporation (now known as A. P. Green Services, Inc.), a subsidiary of the Company. These claims have been and are currently being handled by several of such subsidiary's insurance carriers. On January 29, 1998, Great American Insurance Company and American National Fire Insurance Company, two of such carriers, filed a lawsuit in the United States District Court for the Southern District of Ohio against certain of such subsidiary's insurance carriers and such subsidiary seeking (1) a determination of the rights and obligations of all of the parties under such policies and (2) contribution for amounts of indemnity costs previously paid. While it is not possible to predict the outcome of such suit, management believes that such subsidiary will prevail in its position that all of such carriers are obligated to pay (subject to applicable policy limits) liabilities arising out of asbestos personal injury claims on behalf of the insured.

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

         Tender Offer
         ------------

         On March 6, 1998, a lawsuit was filed in the Court of Chancery in the State of Delaware seeking to enjoin the tender offer by Global Industrial Technologies, Inc. (Global) and BGN Acquisition Corp. to purchase all outstanding shares of the Company's common stock. See Note 7 for further discussion of the tender offer and lawsuit.

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

6.       COMPREHENSIVE INCOME
         --------------------

         Total comprehensive income for the three months ended March 31, 1998 and 1997 was $430,000 and $332,000, respectively. In addition to net income, comprehensive income for 1998 and 1997 included $206,000 and $311,000, respectively, of foreign currency translation adjustments. The Company also maintains a minimum pension liability adjustment as a component of stockholders' equity, the balance of which did not change during the first quarter of 1998 or 1997.

7.       PENDING ACQUISITION OF THE COMPANY
         ----------------------------------

         On March 3, 1998, the Company entered into an Agreement and Plan of Merger with Global Industrial Technologies, Inc. and BGN Acquisition Corp. The Agreement and Plan of Merger calls for, among other things, Global to purchase for cash all outstanding shares of the Company at $22.00 per share, or approximately $195.0 million, plus the assumption of $23.0 million of net debt. The transaction, which will be effected by means of a tender offer, followed by a merger, if required, has been approved by the Boards of Directors of both companies and, subject to regulatory approval, is expected to be completed during the second quarter of 1998. Global is a manufacturer of technologically advanced industrial products that support high-growth markets around the world. Its subsidiary, Harbison-Walker Refractories Company, operates 15 refractory plants in five countries, including the United States, Canada, Mexico, Chile and Germany.

         On March 6, 1998, a lawsuit was filed against the Company, Global, BGN Acquisition Corp. and the directors of the Company in the Court of Chancery in the State of Delaware seeking to enjoin the tender offer and alleging, among other things, that the stockholders of the Company are not receiving fair and adequate consideration for their shares. The Company has entered into an agreement in principle to settle the lawsuit whereby, subject to the negotiation and execution of definitive agreements, including mutually acceptable releases, (i) the Company mailed to the stockholders of the Company on March 24, 1998 a supplemental disclosure statement on Schedule 14D-9 containing certain additional financial information and projections and (ii) Global will reimburse the plaintiff in the lawsuit for attorneys' fees and expenses, as awarded by the Court, up to an aggregate amount of $180,000. The lawsuit and/or settlement thereof is not expected to have any impact on the transactions contemplated by the Agreement and Plan of Merger.

A. P. GREEN INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
---------------------

         Total sales increased 1.5% to $65.8 million for the three months ended March 31, 1998 from $64.8 million for the comparable 1997 three-month period. Gross profit increased 7.5% to $11.6 million from $10.8 million for the comparable periods.

         Refractory Products and Services
         --------------------------------

         Refractory products and services sales declined slightly to $53.1 million for the three-month period ended March 31, 1998 from $53.5 million for the three-month period ended March 31, 1997. United States refractory sales declined 2.9% to $44.2 million from $45.5 million for the comparable three-month periods. Declines in brick, specialties, INTOGREEN products and precast shapes volumes were partially offset by increases in ceramic fiber and Lanxide ThermoComposites, Inc. (LTI) products for a net volume decline of 10.8%. Prices increased an average of 3.9% across all product lines except specialties. U.S. export sales declined 8.8% to $4.0 million from $4.4 million, primarily due to reduced sales to the Far East as a result of the economic difficulties being experienced in that region.

         Sales of the Canadian subsidiary increased 21.5% to $6.5 million for the three months ended March 31, 1998 from $5.4 million for the comparable 1997 period. Increases in brick and specialties volumes were partially offset by decreases in ceramic fiber, crucible and precast shape volumes, resulting in an overall volume increase of 9.2%. Price increases for specialties and ceramic fibers were partially offset by price reductions for brick, crucibles and pre-cast shapes resulting in an overall price increase of 2.4%.

         Gross profit at the Canadian subsidiary declined 28.4% primarily as a result of lower production volumes causing reduced production efficiencies. This lower gross profit was offset by reduced selling and administrative expenses, resulting in a pre-tax loss of $35,000 for the first quarter of 1998 compared to $74,000 in 1997.

         Sales in the United Kingdom increased 13.2% to $2.5 million for the three months ended March 31, 1998 from $2.2 million for the comparable 1997 quarter. The sales increase contributed to pre-tax earnings of $67,000 for the first quarter of 1998 compared to a pre-tax loss of $31,000 in the comparable 1997 period.

         Sales at A. P. Green de Mexico for the first quarter of 1998 decreased 4.9% to $2.3 million from $2.4 million for the comparable 1997 period. Reduced raw material, freight and royalty costs and improved production efficiencies resulted in an improvement in the gross profit percentage to 31.7% from 22.4%, which contributed to an increase in pre-tax earnings to $258,000 from $218,000.

         Sales at PT AP Green Indonesia were up 51.7% to $179,000 for the first quarter of 1998 compared to $118,000 for the comparable 1997 period. The pre-tax loss of $417,000 for 1998 compared to $238,000 for 1997, reflecting higher administrative costs as a percentage of sales, increased financing costs and higher currency translation costs in 1998 compared to 1997. Utilizing the U.S. dollar as its primary trading currency has limited the currency translation exposure of the Indonesian subsidiary. However, the significant deterioration of economic conditions in Indonesia and the Far East region has resulted in sales growth being slower than planned, extending the time period anticipated for the operation to achieve profitability.

         Refractory cost of sales as a percentage of sales declined to 82.5% from 83.6% for the three months ended March 31, 1998 and 1997, respectively. This reduction was primarily due to reduced raw material and workers' compensation costs and improved production efficiencies, partially offset by higher group health insurance expenses. Refractory operating profits improved 6.7% to $2.0 million from $1.9 million in 1998 and 1997, respectively, primarily due to the gross profit improvement.

         Industrial Lime
         ---------------

         Industrial lime sales increased 11.7% to $12.8 million for the first quarter of 1998 from $11.4 million for the first quarter of 1997. Volumes at the New Braunfels, Texas plant increased an average of 10.1%, with increases in road stabilization and building lime partially offset with reduced volume of industrial lime. Prices were 1.1% higher at New Braunfels for the comparable quarters, with an increase in industrial lime prices and flat pricing for building lime partially offset with reduced road stabilization prices. At the Kimballton, Virginia plant a decline in quicklime volume was partially offset by an improvement in Cal-Dol volume, while hydrate volumes were unchanged, for an overall decline of 0.9%. Average selling prices were flat for the comparable periods at the Kimballton plant. Volume at the Ripplemead plant increased 36.5%, with the largest increase coming from quicklime, while prices increased an average of 2.7% across all product lines.

         Industrial lime gross profit was $2.3 million for the first quarter of 1998 compared to $2.0 million for the first quarter of 1997, an increase of 12.5%, with the gross profit percentage increasing slightly to 18.0% of sales in 1998 from 17.9% of sales in 1997. The improvement in gross profit percentage was due to improved production efficiencies and reduced workers' compensation expense at the New Braunfels plant. Operating profit increased to $1.9 million in 1998 compared to $1.8 million in 1997 as a result of the improvement in gross profit, partially offset by professional fees associated with Palmetto Lime which did not qualify for capitalization.

         Expenses and Other Income
         -------------------------

         Selling and administrative expenses increased 8.1% to $10.0 million for the three-month period ended March 31, 1998 from $9.2 million for the comparable 1997 period. The increase was primarily due to a general increase in salary levels and increased professional fees, travel and group insurance costs, partially offset by reductions in the provision for losses on accounts receivable and LTI research expenditures.

         Interest expense decreased 18.3% to $682,000 in 1998 from $834,000 in 1997, primarily due to a reduction in the debt outstanding associated with the General acquisition. Daily average bank line borrowings were approximately $3.5 million during the first quarter of 1998, compared to $4.2 million during the first quarter of 1997. Interest income for the first quarter of 1998 was $233,000 compared to $247,000 for the first quarter of 1997. The reduction was due primarily to reduced funds available for investing. Other expense of $248,000 for the three months ended March 31, 1998 compared to other income of $66,000 for the comparable 1997 period, primarily due to acquisition due diligence expenditures and costs associated with the pending sale of the Company.

         The Company and its Canadian and U.K. subsidiaries typically transact business in their own currencies and accordingly are not subject to significant currency transaction gains and losses. A. P. Green de Mexico and PT AP Green Indonesia transact a significant portion of their business in U.S. dollars and, as such, use the dollar as their functional currency. This results in currency conversion gains and losses on Mexican peso and Indonesian rupiah transactions, A. P. Green's portion of which was not significant to the consolidated results. The decline in value of the Indonesian rupiah is not expected to significantly increase the Indonesian subsidiary's currency exposure.

         Income Taxes
         ------------

         The effective tax rate for the three months ended March 31, 1998 was 44.5% compared to 33.9% for the comparable 1997 period. The increase in the effective tax rate was due primarily to establishment of a valuation allowance for part of the 1996 net operating loss carryforward from Indonesia due to a relatively short five-year carryforward period. Also contributing to the higher effective rate in 1998 were non-deductible travel and entertainment expenses which were higher during the first quarter of 1998 than in the comparable 1997 period.

         Equity in Net Income of Affiliates
         ----------------------------------

         The Company's share of income from its two Colombian affiliates was $66,000 in the first quarter of 1998 compared to $15,000 for the first quarter of 1997. The income recorded during the first quarter of 1997 does not include adjustments necessary to translate the Colombian financial statements to U.S. accounting principles and, as such, is not comparable to the income recorded during the first quarter of 1998. Had the full year adjustment for 1997, which could not be reasonably estimated or recorded until December 1997, been recorded evenly during 1997, the Company's share of Colombian earnings during the first quarter of 1997 would have been approximately $85,000.

         Accounting Standards Not Yet Implemented
         ----------------------------------------

         In June 1997 the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which the Company is required to implement for the year ended December 31, 1998. Although the implementation of this statement is not required for interim periods and will have no impact on the financial results of the Company, it is assessing the impact on the disclosures provided in the annual report.

         Forward-Looking Information
         ---------------------------

         The statements contained in Management's Discussion and Analysis concerning the Company's future revenues, profitability, financial resources, product mix, market demand and product development are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in the Company's operations and business environment including, but not limited to: delivery delays or defaults by customers; domestic and international market conditions; performance issues with key suppliers and contractors; the Company's successful execution of internal operating plans; and collective bargaining labor disputes.

                                INDUSTRY SEGMENTS
                                 (In thousands)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       1998            1997
                                                       ----            ----
Net Sales

Refractory products and services                    $  53,072        $  53,497
Industrial lime                                        12,760           11,429
Intersegment eliminations                                 (70)            (110)
                                                    ---------        ---------
                                                    $  65,762        $  64,816
                                                    =========        =========
Gross Profit

Refractory products and services                    $   9,312        $   8,759
Industrial lime                                         2,298            2,043
                                                    ---------        ---------
                                                    $  11,610        $  10,802
                                                    =========        =========
Gross Profit Percentage

Refractory products and services                         17.5%            16.4%
Industrial lime                                          18.0%            17.9%

                                                         17.7%            16.7%
                                                    =========        =========
Operating Profit

Refractory products and services                    $   2,044        $   2,039
Industrial lime                                         1,872            1,766
                                                    ---------        ---------
                                                        3,916            3,681
                                                    ---------        ---------
Other Charges to Income

General corporate expenses, net                         2,294            2,039
Interest expense                                          682              834
Interest income                                          (233)            (247)
                                                    ---------        ---------
  Total other charges                                   2,743            2,626
                                                    ---------        ---------
Earnings Before Income Taxes                        $   1,173        $   1,055
                                                    =========        =========

Identifiable Assets (at period end)

Refractory products and services                    $ 327,172        $ 292,461
Industrial lime                                        61,223           59,021
Corporate                                               5,306            4,484
                                                    ---------        ---------
                                                    $ 393,701        $ 355,966
                                                    =========        =========

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       1998            1997
                                                       ----            ----
Depreciation, Depletion and Amortization

Refractory products and services                     $1,823          $1,770
Industrial lime                                       1,026           1,074
Corporate                                               153             155
                                                     ------          ------
                                                     $3,002          $2,999
                                                     ======          ======

Capital Expenditures

Refractory products and services                     $1,388          $1,116
Industrial lime                                       1,224             347
Corporate                                                45             126
                                                     ------          ------
                                                     $2,657          $1,589
                                                     ======          ======



                               GEOGRAPHIC SEGMENTS
                                 (In thousands)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       1998            1997
                                                       ----            ----
Net Sales

United States                                       $ 56,915        $ 56,939
Canada                                                 6,530           5,375
United Kingdom                                         2,501           2,210
Mexico                                                 2,286           2,404
Far East                                                 179             118
Intersegment transfers (primarily U.S.)               (2,649)         (2,230)
                                                    --------        --------
                                                    $ 65,762        $ 64,816
                                                    ========        ========
Earnings (Loss) Before Income Taxes

United States                                       $  1,300        $  1,180
Canada                                                   (35)            (74)
United Kingdom                                            67             (31)
Mexico                                                   258             218
Far East                                                (417)           (238)
                                                    --------        --------
                                                    $  1,173        $  1,055
                                                    ========        ========

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       1998            1997
                                                       ----            ----
Identifiable Assets (at period end)

United States                                       $348,266        $315,349
Canada                                                17,254          16,961
United Kingdom                                         4,487           4,694
Mexico                                                 6,440           6,949
Far East                                              11,948           7,346
Corporate                                              5,306           4,667
                                                    --------        --------
                                                    $393,701        $355,966
                                                    ========        ========





                              PRICE/VOLUME SUMMARY
                            1998 AS COMPARED TO 1997
                           PERCENT INCREASE (DECREASE)

                                                            Three
                                                            Months
                                                            Ended
                                                        March 31, 1998
                                                        --------------

         U. S. Refractory Products Sales

           Volume                                           (10.8)%

           Price                                              3.9

         Industrial Lime Sales

           Volume                                            10.4

           Price                                              1.1

         FINANCIAL CONDITION
         -------------------

         The Company continues to maintain a strong balance sheet.

                               Summary Information
                             (Dollars in thousands)

                                          March 31,
                                ----------------------------        December 31,
                                  1998                1997              1997
                                --------            --------          --------

         Working capital        $ 71,013            $ 69,591          $ 68,568

         Current ratio             2.7:1               2.6:1             2.5:1

         Total assets           $393,701            $355,966          $357,714

         Current maturities of
          long-term debt           6,006               4,145             5,716

         Long-term debt           31,953              34,736            31,034

         Stockholders' equity   $124,735            $117,758          $124,535

         Debt to total
          capitalization(1)        23.3%               24.8%             22.8%

         (1)  Calculated  as  total  Debt  (long-term  debt  including   current
              maturities) divided by total stockholders' equity plus total Debt.

         Working capital increased $2.4 million from December 31, 1997 to March 31, 1998, while the ratio of current assets to current liabilities increased to 2.7 to 1 from 2.5 to 1 during the same period. The working capital increase was primarily due to a $3.5 million increase in inventories and a $3.6 million reduction in accounts payable and other accrued expenses, partially offset by a $4.2 million reduction in accounts receivable as a result of lower sales in March 1998 as compared to December 1997. Working capital increased $1.4 million as compared to March 31, 1997, primarily due to a $3.9 million decrease in accounts payable and other accrued expenses, partially offset by a $1.9 million increase in current maturities of long-term debt.

         The increase in inventories during the first quarter of 1998 was primarily due to market conditions being slower than anticipated in the U.S. and Canada, as well as an increase in raw materials inventories in the U.K. as a result of favorable pricing. The decline in accounts payable and other accrued expenses since December 31, 1997 and March 31,

         1997 was primarily due to reduced purchases of materials and supplies and reductions in stockholder reporting and similar reserves required as a public company but which will no longer be required subsequent to the pending acquisition of the Company. The increase in current maturities of long-term debt since March 31, 1997 was primarily due to a $2.5 million reclassification from long-term debt for a scheduled increase in the payment due against the unsecured notes payable, partially offset by a $1.0 million final payment on an industrial development revenue bond at the Bessemer, Alabama plant in December 1997.

         Projected asbestos claims and projected insurance recovery on asbestos claims both increased $38.5 million since December 31, 1997 and $36.4 million since March 31, 1997 as a result of revised estimates based upon information provided by the Center, net of payments made by the Company's insurance carriers. All payments of asbestos claims are now and will continue to be made directly to the Center by the insurance carriers.

         Capital expenditures for the first quarter of 1998 totaled $2.7 million compared to $1.6 million during the first quarter of 1997, with capital expenditures for the industrial lime business increasing approximately $900,000 due to breaking ground on the new Palmetto Lime facility in Charleston, South Carolina.

         PENDING ACQUISITION OF THE COMPANY
         ----------------------------------

         On March 3, 1998, the Company entered into an Agreement and Plan of Merger with Global Industrial Technologies, Inc. and BGN Acquisition Corp. The Agreement and Plan of Merger calls for, among other things, Global to purchase for cash all outstanding shares of the Company at $22.00 per share, or approximately $195.0 million, plus the assumption of $23.0 million of net debt. The transaction, which will be effected by means of a tender offer, followed by a merger, if required, has been approved by the Boards of Directors of both companies and, subject to regulatory approval, is expected to be completed during the second quarter of 1998. Global is a manufacturer of technologically advanced industrial products that support high-growth markets around the world. Its subsidiary, Harbison-Walker Refractories Company, operates 15 refractory plants in five countries, including the United States, Canada, Mexico, Chile and Germany.

         On March 6, 1998, a lawsuit was filed against the Company, Global, BGN Acquisition Corp. and the directors of the Company in the Court of Chancery in the State of Delaware seeking to enjoin the tender offer and alleging, among other things, that the stockholders of the Company are not receiving fair and adequate consideration for their shares. The Company has entered into an agreement in principle to settle the lawsuit whereby, subject to the negotiation and execution of definitive agreements, including mutually acceptable releases, (i) the Company mailed to the stockholders of the Company on March 24, 1998 a supplemental disclosure statement on Schedule 14D-9 containing certain additional financial information and projections and (ii) Global will reimburse the plaintiff in the lawsuit for attorneys' fees and expenses, as awarded by the Court, up to an aggregate amount of

         $180,000. The lawsuit and/or settlement thereof is not expected to have any impact on the transactions contemplated by the Agreement and Plan of Merger.

A. P. GREEN INDUSTRIES, INC.

PART II. OTHER INFORMATION


Item 6.      EXHIBITS AND REPORTS ON FORM 8-K
             --------------------------------

       (a)   Exhibits:
             ---------

             Exhibit No.
             -----------

             27 Financial Data Schedule as of and for the Three Months Ended March 31, 1998

       (b) Reports on Form 8-K: On January 6, 1998 the Company filed Form 8-K to report, under Item 5,a dividend distribution of one Preferred Stock Purchase Right for each outstanding share of common stock of the Company, payable to shareholders of record at the close of business on January 7, 1998.

             On March 17, 1998 the Company filed Form 8-K to report, under Item 5, that it had entered into an Agreement and Plan of Merger with Global Industrial Technologies, Inc. and BGN Acquisition Corp.

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

                                                 A. P. Green Industries, Inc.
                                                        (Registrant)


                                                 By: /s/ Gary L. Roberts
                                                     -------------------
                                                         Gary L. Roberts

                                                 Vice President, Chief Financial
                                                 Officer and Treasurer


Date:  May 13, 1998
       ------------